Form 10-Q
period 2009-02-28
DISCOUNT DENTAL MATERIALS, INC.
filed 2009-04-14
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

DISCOUNT DENTAL MATERIALS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-156960	26-1974399
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation	file number)	Identification
or organization)		Number)

R. Douglas Barton

4211 W. Magnolia Blvd., Burbank, CA 91505

(Address of principal executive office)

805-658-2300

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer

Accelerated Filer

Non-Accelerated Filer

Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes   X      No        .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of March 31, 2009

.

DISCOUNT DENTAL MATERIALS, INC.

FORM 10-Q

February 28, 2009

PART I - FINANCIAL INFORMATION

Item 1.

Financial statements

DISCOUNT DENTAL MATERIALS, INC.

February 28, 2009

Discount Dental Materials, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	February 28,	November 30,
	2009	2008
		(Audited)
ASSETS
Current Assets
Cash	$1,890	$-
Accounts Receivable	-	-

Total Current Assets	1,890	-

Property and Equipment, net	-	-

Total Assets	$1,890	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$-	$-

Total Current Liabilities	-	-

Long Term Liabilities
Loan Payable	$6,294	$-

Total Long Term Liabilities	6,294	-

Total Liabilities	6,294	-

Stockholders' Equity
Preferred stock, $.001 par value;
1,000,000 shares authorized;
none issued or outstanding

Common stock, $.001 par value;
74,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000

Additional Paid-in Capital	-	-

Subscriptions Receivable	-	-

Deficit Accumulated during Development Stage	(13,404)	(9,000)

Total Stockholders' Equity	(4,404)	-

Total Liabilities and Stockholders' Equity	$1,890	$-

The accompanying notes are an integral part of these statements

Discount Dental Materials, Inc.

(A Development Stage Company)

Statement of Operations

(unaudited)

	Three Months Ended		Inception December 2007 through February 28, 2009
	February 28,	February 29,
	2009	2008	2009
Income
Revenue from Sales	$-	$-	$-

Operating Expenses
General and Administrative	4,404	-	13,404
Depreciation	-	-	-

Total Expenses	4,404	-	13,404

Net Loss from Operations	(4,404)	-	(13,404)

Interest Expense		-	-

Net Loss	$(4,404)	$-	$(13,404)

Basic and Diluted
(Loss) per Share	$(0.00)	$-

Weighted Average
Number of Shares	9,000,000	0

The accompanying notes are an integral part of these statements

Discount Dental Materials, Inc.

(A Development Stage Company)

Statement of Cash Flows

(unaudited)

			Inception
			(December 18,
			2007)
			through
	February 28,	February 29,	February 28,
	2009	2008	2009
Operating Activities
Net (Loss)	$(4,404)	$-	$(13,404)
Adjustments to reconcile Net (Loss)
Shares issued for organization
and development costs	-	-	9,000
Depreciation	-	-	-
Changes in Operating Assets and Liabilities	-	-	-
(Increase)/Decrease in Accounts Receivable	-	-	-
Increase/(Decrease) in Accounts Payable	-	-	-

Net Cash Provided by Operating Activities	(4,404)	-	(4,404)

Investment Activities
Purchase of Equipment	-	-	-

Net Cash (Used) by Investment Activities	-	-	-

Financing Activities
Loan	6,294		6,294
Proceeds from sale of Common Stock	-	-	-

Net Cash Provided by Financing Activities	6,294	-	6,294

Net Increase in Cash	1,890	-	1,890

Cash, Beginning of Period	-	-	-

Cash, End of Period	$1,890	$-	$1,890

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

Discount Dental Materials, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

(unaudited)

From December 18, 2007 (inception) to February 28, 2009

						(Deficit)
						Accumulated
	Price					during	Total
	Per	Common Stock		Paid in	Subscriptions	Development	Equity/
	Share	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common Shares issued to Founders
for Services December 18, 2007		9,000,000	9,000	-	-	(9,000)	-

Balance, November 30, 2009		9,000,000	9,000	-	-	(9,000)	-

Net (Loss) February 28,2009		-	-	-	-	(4,404)	-

Balance February 28, 2009		9,000,000	9,000	-	-	(13,404)	(4,404)

The accompanying notes are an integral part of these statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2008 audited financial statements.  The results of operations for the period ended February 28, 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles   generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

During the three months ended February 28, 2009, the Company borrowed $ 6, 294.00 on an unsecured non-interest bearing promissory note payable on or before December 31, 2010.

Item 2.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

We were incorporated on December 18, 2007. Substantially all of the activity to date has involved incorporation efforts and planning.  During our first quarter we contracted with a web site developer to set up a business to business website with a shopping cart.  The site development is close to completion and will enter into a trial period during our next quarter.

We are a development stage company and have no financial resources. We have not established a source of equity or debt financing.

We intend to sell disposable dental supply products at discount prices over the Internet.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this Form 10-Q.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations may generate sufficient cash to continue operations for the next 12 months from the date of filing of this Form 10-Q provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

Our Form S-1 Registration Statement was declared effective by the SEC on February 5, 2009 so that we are now a public company and, accordingly, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, we are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of our Company because the shares may be issued to parties or entities committed to supporting existing management.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the fiscal year ended November 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for DDM’s financial statements issued in 2008; however, earlier application is encouraged. DDM is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial results.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not use the simplified method for “plain vanilla” share options and warrants. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4.

CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None

Item 6.

Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1

Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1

Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discount Dental Materials, Inc.
(Registrant)

/s/ R. Douglas Barton
R. Douglas Barton
Title: President and Chief Financial Officer

April 14, 2009