Form 10-Q
period 2009-05-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2009-07-09
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

DISCOUNT DENTAL MATERIALS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-156960	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

R. Douglas Barton

4211 W. Magnolia Blvd., Burbank, CA 91505

(Address of principal executive office)

805-658-2300

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      . Accelerated Filer      . Non-Accelerated Filer      . Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes X .  No      .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of June 30, 2009.

DISCOUNT DENTAL MATERIALS, INC.

FORM 10-Q

May 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.

Financial statements

DISCOUNT DENTAL MATERIALS, INC.

May 31, 2009

Discount Dental Materials, Inc.
(A Development Stage Company)

Balance Sheets

	May 31, 2009	November 30, 2008
	(unaudited)	(Audited)

ASSETS
Current Assets
Cash	$5,485	$-
Accounts Receivable	-	-

Total Current Assets	5,485	-

Property and Equipment, net	-	-

Total Assets	$5,485	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$-	$-

Total Current Liabilities	-	-

Long Term Liabilities
Loan Payable	11,829	-

Total Long Term Liabilities	11,829	-

Total Liabilities	11,829	-

Stockholders' Equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding

Common stock, $.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000

Additional Paid-in Capital	-	-

Subscriptions Receivable	-	-

Deficit Accumulated during Development Stage	(15,344)	(9,000)

Total Stockholders' Equity	(6,344)	-

Total Liabilities and Stockholders' Equity	$5,485	$-

The accompanying notes are an integral part of these statements

Discount Dental Materials, Inc.
(A Development Stage Company)

Statement of Operations
(unaudited)
					Inception
	Three Months Ended		Six Months Ended		(December 18,
	May 31,		May 31,		2007) through
	2009	2008	2009	2008	31-May-09

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Compensation and contractor fees	-	-	-	-	-
General and administrative	1,940	-	6,344	-	15,344
Total	1,940	-	6,344	-	15,344

Net (loss)	$(1,940)	$-	$(6,344)	$-	$(15344)

Net (loss) per common share - basic and diluted	$(1940)	$-	$(6,344)	$-	$(15344)

Weighted average number of common shares outstanding - basic and diluted	9,000,000	-	9,000,000	-	9,000,000

The accompanying notes are an integral part of these statements

Discount Dental Materials, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(unaudited)
From December 18, 2007 (inception) to May 31, 2009

						(Deficit)
						Accumulated
	Price					during	Total
	Per	Common Stock		Paid in	Subscriptions	Development	Equity/
	Share	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common Shares issued to Founders
for Services December 18, 2007		9,000,000	9,000	-	-	(9,000)	-

Balance, November 30, 2009		9,000,000	9,000	-	-	(9,000)	-

Net (Loss) February 28 ,2009		-	-	-	-	(4,404)	-

Balance February 28 , 2009		-	-	-	-	(13,404)	(4,404)

Net (Loss) May 31,2009		-	-	-	-	(6,344)	-

Balance May 31, 2009		9,000,000	9,000	-	-	(15,344)	(6,344)

The accompanying notes are an integral part of these statements

Discount Dental Materials, Inc.
(A Development Stage Company)

Statement of Cash Flows
(unaudited)

					Inception
	Three Months Ended		Six Months Ended		(December 18,
	May 31,		May 31,		2007) through
	2009	2008	2009	2008	May 31, 2009
Operating Activities
Net (Loss)	$(1,940)	$-	$(6,344)	$-	$(15,344)
Adjustments to reconcile Net (Loss)
Shares issued for organization and development costs	-	-	-	-	9,000
Depreciation	-	-	-	-	-
Changes in Operating Assets and Liabilities	-	-	-	-	-
(Increase)/Decrease in Accounts Receivable	-	-	-	-	-
Increase/(Decrease) in Accounts Payable	-	-	-	-	-

Net Cash Provided by Operating Activities	(1,940)	-	(6,344)	-	(6,344)

Investment Activities
Purchase of Equipment	-	-	-	-	-

Net Cash (Used) by Investment Activities	-	-	-	-	-

Financing Activities
Loan	5,535		11,829		11,829
Proceeds from sale of Common Stock	-	-	-	-	-

Net Cash Provided by Financing Activities	3,595	-	5,485	-	11,829

Net Increase in Cash	3,595	-	5,485	-	5,485

Cash, Beginning of Period	1,890	-	-	-	-

Cash, End of Period	$5,485	$-	$5,485	$-	$5,485

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2008 audited financial statements.  The results of operations for the period ended May 31, 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT EVENTS

During the three months ended May 31, 2009, the Company borrowed $ 5, 535.00 on an unsecured non-interest bearing promissory note payable on or before December 31, 2010.

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

Our website is almost complete and will be complete once we are able to calculate freight and sales tax charges for its “shopping cart”.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

June 30, 2009