Form 10-Q
period 2009-08-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2009-10-20
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

(Address of principal executive office)

805-658-2300

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  X . No      ..

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of October 15, 2009.

Discount Dental Materials, Inc.

FORM 10-Q

August 31, 2009

Discount Dental Materials, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2009	November 30, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$6,561	$-

Total Current Assets	6,561	-

Total Assets	$6,561	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$-	$-

Total Current Liabilities	-	-

Advances from related party	14,029	-

Total Liabilities	14,029	-

Stockholders’ Deficit
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock, $.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000

Deficit accumulated during the development stage	(16,468)	(9,000)

Total Stockholders' Deficit	(7,468)	-

Total Liabilities and Stockholders' Deficit	$6,561	$-

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the Three Months Ended August 31, 2009	For the Three Months Ended August 31, 2008

Revenues	$-	$-

Operating expenses:
General and administrative	1,124	-
Total	(1,124)	-

Net loss	$(1,124)	$-

Net loss per common share - basic and diluted	$(0.00)	-

Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the Nine Months Ended August 31, 2009	For the Nine Months Ended August 31, 2008	For the Period from December 18, 2007 (inception) through August 31, 2009

Revenues	$-	$-	$-

Operating expenses:
General and administrative	7,468	-	16,468
Total	(7,468)	-	(16,468)

Net loss	$(7,468)	$-	(16,468)

Net loss per common share - basic and diluted	$(0.00)	$-	(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000	9,000,000

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

(A Development Stage Company)

Statement of Stockholders' Deficit

For the Period from December 18, 2007 (inception) through August 31, 2009

(Unaudited)

	Common Stock		Deficit Accumulated during Development	Total Stockholders’
	Shares	Amount	Stage	Deficit

Common Shares issued to Founders for services on December 18, 2007	9,000,000	$9,000	$-	$9,000

Net loss	-	-	(9,000)	(9,000)

Balance, November 30, 2008	9,000,000	9,000	-	-

Net loss	-	-	(7,468)	(7,468)

Balance, August 31, 2009	9,000,000	$9,000	$(16,468)	$(7,468)

See notes to financial statements.

Discount Dental Materials, Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended August 31, 2009	For the Nine Months Ended August 31, 2008	For the Period from December 18, 2007 (inception) through August 31, 2009
Cash flows From Operating Activities
Net loss	$(7,468)	$-	$(16,468)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for compensation	-	-	9,000

Net Cash Used in Operating Activities	(7,468)	-	(7,468)

Cash flows from Financing Activities

Proceeds from note payable	14,029	-	14,029

Net Cash Provided by Financing Activities	14,029	-	14,029

Net Increase in Cash	6,561	-	6,561

Cash at Beginning of Period	-	-	-

Cash at End of Period	$6,561	$-	$6,561

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

(A Development Stage Company)

August 31, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the interim period ended August 31, 2009 and 2008, and for the period from December 18, 2007 (Inception) through August 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”). Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash, approximates its fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended August 31, 2009 or 2008.

Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the three months ended August 31, 2009 by the basic and diluted weighted average number of shares outstanding. There were no potentially dilutive shares outstanding as of August 31, 2009 and 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 2, 2009. Commencing with the Company’s Annual Report for the fiscal year ended November 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the adoption does not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and the Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted for a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include:

•

obtaining capital from management or other investors sufficient to meet its minimal operating expenses, or

•

being sought as merger candidate by an existing operating company. To date, no company or individual has made or had any contact or discussion with the Company about a merger.

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

NOTE 4 – ADVANCES FROM RELATED PARTY

During the nine months ended August 31, 2009, the Company borrowed $14,029 from an entity controlled by relatives of the Company’s President. The loans were made on an unsecured noninterest-bearing basis and are due on December 31, 2010. Interest is not being inferred because the loan was received from a related party.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date October 16, 2009, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

We were incorporated on December 18, 2007. Substantially all of our activity since then has involved incorporation efforts, planning and developing our website and related catalog and pricelist. During our first quarter we contracted with a web site developer to set up a business to business website with a shopping cart. The site development is close to completion and will enter into a trial period during our next quarter.

We are a development stage company and have no financial resources. We have not established a source of equity or debt financing. We intend to sell disposable dental supply products at discount prices over the Internet.

Our website (www.discountdentalmaterials.com) is almost complete. We are still working on final details such as calculating freight and sales tax charges for its “shopping cart.” We hope to have the website completed by December 31, 2009 but can give no assurances that we will be successful in that effort.

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

Liquidity

During the nine months ended August 31, 2009, we borrowed $14,029 from an entity controlled by relatives of our President. The loans were made on an unsecured noninterest-bearing basis and are due on December 31, 2010. Interest is not being inferred because the loan was received from a related party.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We believe that there is a possibility that operations may generate sufficient cash to continue operations for the next 12 months from the date of filing of this Form 10-Q provided that our costs of being a public company remain equal to or below the maximum estimate provided below. We can give no assurances that operations will reach the level needed to maintain operations as a going concern.

Our Form S-1 Registration Statement was declared effective by the SEC on February 5, 2009 so that we are now a public company and, accordingly, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, we are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Furthermore, it will be required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the Codification will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. Beginning July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will reference the Codification beginning in the first quarter of fiscal year 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company does not believe that the adoption of SFAS No. 165 will have a material impact on its financial statements..

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. The Company does not believe that the adoption of FSP FAS 132(R)-1 will have a material impact on its financial statements..

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact that FSP EITF 03-6-1 will have on its consolidated financial statements.

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

Seasonality

We have not yet generated revenue. We are not yet aware as to whether there will be a significant seasonal impact in our business.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of August 31, 2009, about market risk that has any impact on our present business.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of August 30, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

October 20, 2009