Form 10-Q
period 2010-02-28
DISCOUNT DENTAL MATERIALS, INC.
filed 2010-04-09
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of April 2, 2010.

Discount Dental Materials, Inc.

FORM 10-Q

February 28, 2010

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Balance Sheets

	February 28, 2010	November 30, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$2,411	$5,741

TOTAL ASSETS	$2,411	$5,741

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Advances from related party	$14,029	$14,029
Accrued liabilities	3,500	5,000
Total Current Liabilities	17,529	19,029
STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(24,118)	(22,288)
Total Stockholders’ Deficit	(15,118)	(13,288)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,411	$5,741

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009	For the Period from December 17, 2007 (inception) through February 28, 2010

Revenue	$-	$-	$-

Operating Expenses:
Compensation	-	-	9,000
General and administrative	1,830	4,404	15,118

Loss before income taxes	(1,830)	(4,404)	(24,118)

Provision for income taxes	-	-	-

Net loss	$(1,830)	$(4,404)	$(24,118)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from December 17, 2007 (Inception) Through February 28, 2010

	Common Shares	Amount	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 17, 2007	9,000,000	$ 9,000	$ -	$ 9,000
Net loss	-	-	(9,000)	(9,000)
Balance, November 30, 2008	9,000,000	9,000	(9,000)	-
Net loss	-	-	(13,288)	(13,288)
Balance, November 30, 2009	9,000,000	9,000	(22,288)	(13,288)
Net loss	-	-	(1,830)	(1,830)
Balance, February 28, 2010	9,000,000	$ 9,000	$ (24,118)	$ (15,118)

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

 (A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009	For the Period from December 17, 2007 (inception) through February 28, 2010

OPERATING ACTIVITIES:
Net loss	$(1,830)	$(4,404)	$(24,118)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(1,500)	-	3,500
Net Cash Used in Operating Activities	(3,330)	(4,404)	(11,618)

FINANCING ACTIVITIES:
Advances from related party	-	6,294	14,029
Net Cash Provided By Financing Activities	-	6,294	14,029

NET CHANGE IN CASH	(3,330)	1,890	2,411

CASH AT BEGINNING OF PERIOD	5,741	-	-
CASH AT END OF PERIOD	$2,411	$1,890	$2,411

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

 (A Development Stage Company)

February 28, 2010 and 2009

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC.

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

d. Fiscal  Year-end

The Company elected November 30 as its fiscal year ending date.

e.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f.  Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three  levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses loan payable from related party, approximate their fair values because of the short maturity of these instruments. The Company’s loans payable related party approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended February 28, 2010, the period from December 17, 2007 (inception) through February 28,  2009 or for the period from December 17, 2007 (inception) through February 28, 2010.

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

i.  Net  Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of February 28, 2010.

j. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending November 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had negative working capital of $15,118 and a deficit accumulated during the development stage of $24,118 at February 28, 2010, with a net loss from operations of $1,830 and net cash used in operating activities of $3,330 for the three months ended February 28, 2010, respectively, with no revenues earned since inception.

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

NOTE 4 – ADVANCES FROM RELATED PARTY

An entity controlled by relatives of the Company’s President advanced $14,029 for working capital purpose. These advances bear no interest and have no formal repayment terms

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of February 28, 2010 through April 7, 2010, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue relince on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which DDM’s management believes to be relevant to an assessment and understanding of the DDM's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

We were incorporated on December 17, 2007. Substantially all of the activity to date has involved the initial incorporation efforts and general planning.

We are a development stage company and have no financial resources. We have not established a source of equity or debt financing. We intend to sell disposable dental supply products at discount prices over the Internet. Our internet site is scheduled to open at some point in 2010.

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

Our Form S-1 Registration Statement was declared effective by the SEC on February 5, 2009 so that we are now a public company and, accordingly, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, we are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 as amended by SEC Release Nos.: 33-8889 and 33-8934. Commencing with our annual report for the year ending November 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, that will increase our operating costs or cash requirements in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of February 28, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

April 8, 2010