Form 10-K/A
period 2009-11-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2010-06-09
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/Amendment 1

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

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of June 7, 2010 is 9,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of June 7, 2010, is $-0-.

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

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a reporting company are being made only in accordance with authorizations of management and/or directors of the reporting company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the reporting company's assets that could have a material effect on the financial statements.

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

ITEM 6 SELECTED FINANCIAL DATA

Balance Sheet Data:	November 30,2009	November 30,2008

Current liabilities	$ 19,029	$ -0-

Stockholders’ deficit	$ (13,288)	$ -0-

Income Data:	Year ended November 30,
	2009	2008
Total expenses	$13,288	$9,000
Net loss	$(13,288)	$(9,000)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	9,000,000	9,000,000

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

ITEM 11 - EXECUTIVE COMPENSATION

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

Date: June 7, 2010

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

See accompanying notes to the financial statements

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

November 30, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Discount Dental Materials, Inc. was incorporated under the laws of the State of Nevada on December 17, 2007.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

The Company will sell disposable dental supply products at discount prices over the Internet.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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