Form 10-Q
period 2010-05-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2010-07-07
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of July 7, 2010.

Discount Dental Materials, Inc.

FORM 10-Q

May 31, 2010

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Balance Sheets

	May 31, 2010	November 30, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$741	$5,741

TOTAL ASSETS	$741	$5,741

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Loan from related party	$15,029	$14,029
Accrued liabilities	3,750	5,000
	18,779	19,029
STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(27,038)	(22,288)
Total Stockholders’ Deficit	(18,038)	(13,288)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$741	$5,741

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2010	For the Three Months Ended May 31, 2009

Revenue	$-	$-

Operating Expenses:
Compensation	-	-
General and administrative	2,920	1,940

Loss before income taxes	(2,920)	(1,940)

Provision for income taxes	-	-

Net loss	$(2,920)	$(1,940)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Six Months Ended May 31, 2010	For the Six Months Ended May 31, 2009	For the Period from December 17, 2007 (inception) Through May 31, 2010

Revenue	$-	$-	$-

Operating Expenses:
Compensation	-	-	9,000
General and administrative	4,750	6,344	18,038

Loss before income taxes	(4,750)	(6,344)	(27,038)

Provision for income taxes	-	-	-

Net loss	$(4,750)	$(6,344)	$(27,038)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from December 17, 2007 (Inception) through May 31, 2010

(Unaudited)

	Common Shares	Amount	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 17, 2007	9,000,000	$9,000	$-	$9,000
Net loss	-	-	(9,000)	(9,000)
Balance, November 30, 2008	9,000,000	9,000	(9,000)	-
Net loss	-	-	(13,288)	(13,288)
Balance, November 30, 2009	9,000,000	9,000	(22,288)	(13,288)
Net loss	-	-	(4,750)	(4,750)
Balance, May 31, 2010	9,000,000	$9,000	$(27,038)	$(18,038)

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

 (A Development Stage Company)

May 31, 2010 and 2009

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended May 31, 2010	For the Six Months Ended May 31, 2009	For the Period from December 17, 2007 (inception) through May 31, 2010

OPERATING ACTIVITIES:
Net loss	$(4,750)	$(6,344)	$(27,038)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(1,250)	-	3,750
Net Cash Used in Operating Activities	(6,000)	(6,344)	(14,288)

FINANCING ACTIVITIES:
Advances from related party	1,000	11,829	15,029
Net Cash Provided by Financing Activities	1,000	11,829	15,029

NET CHANGE IN CASH	(5,000)	5,485	741

CASH AT BEGINNING OF PERIOD	5,741	-	-
CASH AT END OF PERIOD	$741	$5,485	$741

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

May 31, 2010 and 2009

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

c. Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses loan payable from related party, approximate their fair values because of the short maturity of these instruments. The Company’s loans payable related party approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six month periods ended May 31, 2010 and 2009 or for the period from December 17, 2007 (inception) through May 31, 2010.

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

i. Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2010 or 2009.

j. Website development costs

Initial website development costs have been expensed.

k. Recently issued accounting standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the fiscal year ending November 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $18,038 and a deficit accumulated during the development stage of $27,038 at May 31, 2010, with a net loss from operations of $4,750 and net cash used in operating activities of $6,000 for the six months ended May 31, 2010, respectively, with no revenues earned since inception.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ADVANCES FROM RELATED PARTY

An entity controlled by relatives of the Company’s President advanced $15,029 for working capital purpose. These advances bear no interest and have no formal repayment terms

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of May 31, 2010 through July 7, 2010, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered auditors have included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We intend to sell disposable dental supply products at discount prices over the Internet. Our plan to continue as a going concern is to work to reach the point where we begin selling products on our Internet site and generate sufficient revenue and profits to meet all obligations on a timely basis. We have studied products and costs carefully to decide which products are likely to be most in demand while being able to be sold at low costs and generate profits for us. We believe that our formula is well thought out, but cannot give any reliable assurances about the timing or likelihood of success.

We have been working with family members who are knowledgeable on website development and with independent contractors to design and develop our website, www.discountdentalmaterials.com, which is almost complete. Our developmental methodology was intended to develop a professional looking website at a reasonable cost. We are currently working on a catalogue of products to be offered and the functions used to calculate freight and sales tax charges for the “shopping cart.” To date, we have paid $3,000 to independent contractors. We believe that it will cost approximately $2,500 more to complete the project. We estimate that it will cost less than $10,000 per year to house and maintain the website and also to engage some consulting help with search engine placement methodologies.

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. We borrowed a total of $15,029 from an entity controlled by relatives of the Company’s President. The loans were made on an unsecured noninterest-bearing basis and are due on demand. Interest is not being inferred because the loan was received from a related party.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of May 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

DDM is a development stage company and has no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

DDM is a development stage company and has virtually no financial resources and a deficit accumulated during the development stage of $27,038 at May 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of November 30, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern which is likely to make it more difficult to raise capital or other financing. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern. We have extremely limited financial resources and have not established a source of equity or debt financing.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient, we will be unable to commence and expand our operations. To date, no DDM officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

2.

DDM is and will continue to be completely dependent on the services of our founder and president, R. Douglas Barton, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

DDM’s operations and business strategy are completely dependent upon the knowledge and business connections of R. Douglas Barton. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without the services of our President or an appropriate replacement(s).

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

3.

Because we are a small development stage company with little or no working capital, we must limit our marketing activities to potential customers who we believe may have a likelihood of purchasing our products.

We intend to generate revenue through the sale of our products. Because we will be forced to limit the scope of our marketing activities because of lack of funds, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

4.

Because we have only recently commenced business operations, we face a high risk of business failure.

We are a development stage company. All of our efforts to date have related to developing our business plan and related activities. We have not earned any revenues to date, and thus face a high risk of business failure.

5.

Because we have nominal assets and no revenue, we are considered a "shell company" which makes us subject to more stringent reporting requirements.

The Securities and Exchange Commission (the "SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have limited cash and no other assets and, therefore, we are defined as a shell company. The current rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention to do), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any potential but currently unidentified mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company significantly more difficult.

6.

R. Douglas Barton, our chief executive officer, chief financial and chief accounting officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

R. Douglas Barton has no meaningful financial reporting education or experience. He is and will continue to be heavily dependent on advisors and consultants to comply with the reporting requirements of a public company. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

7.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are currently required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated under that Act by virtue of our prior S-1 Registration Statement having been declared effective February 5, 2009. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 on February 1, 2008 we will be required (unless the requirement is further delayed or eliminated for smaller reporting companies), beginning with our fiscal year ending November 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed any detailed assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

8.

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

9.

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

10.

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

Risks Related to Our Common Stock

11.

We are selling the shares offered in this prospectus without an underwriter and may not be able to sell any of the shares offered herein.

The common shares are being offered on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in this offering.

Consequently, there is no guarantee that DDM, through our president, is capable of selling all, or any, of the common shares offered hereby.

12.

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

13.

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

14.

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

15.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

As of July 1, 2010, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the closing of our public offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

16.

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

17.

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

18.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not yet been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but not to companies like us that are considered to be "shells") and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

19.

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

20.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns in excess of 90% of our outstanding common stock. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share if and when a market for our shares develops.

21.

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

22.

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

23.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are currently required to file periodic reports with the SEC. These reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders or have not filed a registration statement on Form 8A. If we make a decision to suspend our public reporting, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.

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

If our shares become eligible to be quoted on the OTCBB, the likelihood of which is unknown, we must remain current with all of our reporting requirements under the Securities Exchange Act of 1934 in order to maintain the right of quotation on the OTCBB. If we become delinquent in filing our filings with the SEC or elect to cease filing, the OTCBB will prohibit further quotation of our shares (because of automatic suspension under Section 15(d) of the Securities Exchange Act). It is likely that shareholders would lose a significant portion of the value of their shares if the shares were held when events like those described occurred.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

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

July 7, 2010