Form 10-Q/A
period 2010-05-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2010-07-20
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

     .. TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of July 2, 2010.

Discount Dental Materials, Inc.

FORM 10-Q

May 31, 2010

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Balance Sheets

May 31, 2010 (unaudited) and November 30, 2009

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

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended May 31, 2010	For the Three Months Ended May 31, 2009	For the Period from December 17, 2007 (inception) Through May 31, 2010

Revenue	$-	$-	$-

Operating Expenses:
Compensation	-	-	9,000
General and administrative	2,920	1,940	18,038

Loss before income taxes	(2,920)	(1,940)	(27,038)

Provision for income taxes	-	-	-

Net loss	$(2,920)	$(1,940)	$(27,038)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

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

DISCOUNT DENTAL MATERIALS, INC.

 (A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended May 31, 2010	For the Six Months Ended May 31, 2009	For the Period from December 17, 2007 (inception) through May31, 2010

OPERATING ACTIVITIES:
Net loss	$(4,750)	$(6,344)	$(27,038)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-		9,000
Increase in accrued expenses	(1,250)		3,750
Net Cash Used in Operating Activities	(6,000)	(6,344)	(14,288)

FINANCING ACTIVITIES:
Proceeds from loan from related party	1,000	11,829	15,029

INCREASE (DECREASE) IN CASH	(5,000)	5,485	741

CASH AT BEGINNING OF PERIOD	5,741	-	-
CASH AT END OF PERIOD	$741	$5,485	$741

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six months ended May 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2009 and notes thereto contained in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10K.

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

i. Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2010.

j. Website Development Costs

Initial website development costs have been expensed.

k. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending November 30, 2010 (unless the requirement is waived for a further period of time or eliminated for smaller reporting companies), the Company will be required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In February 2010, the FASB issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

The Company has evaluated all events that occurred after the balance sheet date of May 31, 2010 through July __, 2010, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

July 13, 2010