Form 10-Q
period 2010-08-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2010-10-05
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of September 24, 2010.

Discount Dental Materials, Inc.

FORM 10-Q

August 31, 2010

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Balance Sheets

	August 31, 2010	November 30, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$559	$5,741

TOTAL ASSETS	$559	$5,741

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Advances from an related party	$16,029	$14,029
Accrued liabilities	5,880	5,000
	21,909	19,029
STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(30,350)	(22,288)
Total Stockholders’ Deficit	(21,350)	(13,288)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$559	$5,741

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009

Revenue	$-	$-

Operating Expenses:
General and administrative	3,312	1,124

Loss before income taxes	(3,312)	(1,124)

Provision for income taxes	-	-

Net loss	$(3,312)	$(1,124)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the Nine Months Ended August 31, 2010	For the Nine Months Ended August 31, 2009	For the Period from December 17, 2007 (inception) Through August 31, 2010

Revenue	$-	$-	$-

Operating Expenses:
Compensation	-	-	9,000
General and administrative	8,062	7,468	21,350

Loss before income taxes	(8,062)	(7,468)	(30,350)

Provision for income taxes	-	-	-

Net loss	$(8,062)	$(7,468)	$(30,350)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from December 17, 2007 (Inception) through August 31, 2010

(Unaudited)

	Common Shares	Amount	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 17, 2007	9,000,000	$9,000	$-	$9,000
Net loss	-	-	(9,000)	(9,000)
Balance, November 30, 2008	9,000,000	9,000	(9,000)	-
Net loss	-	-	(13,288)	(13,288)
Balance, November 30, 2009	9,000,000	9,000	(22,288)	(13,288)
Net loss	-	-	(8,062)	(8,062)
Balance, August 31, 2010	9,000,000	$9,000	$(30,350)	$(21,350)

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended August 31, 2010	For the Nine Months Ended August 31, 2009	For the Period from December 17, 2007 (inception) Through August 31, 2010

OPERATING ACTIVITIES:
Net loss	$(8,062)	$(7,468)	$(30,350)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in operating assets and liabilities

Accrued expenses	880	-	5,880
Net Cash Used in Operating Activities	(7,182)	(7,468)	(15,470)

FINANCING ACTIVITIES:
Advances received from an related party	2,000	14,029	16,029

NET CHANGE IN CASH	(5,182)	6,561	559

CASH AT BEGINNING OF PERIOD	5,741	-	-
CASH AT END OF PERIOD	$559	$6,561	$559

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

August 31, 2010 and 2009

Notes to Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

Discount Dental Materials, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 18, 2007.

The Company plans to sell disposable dental supplies at discount prices over the Internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

b. Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification (“ASC”). The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

f. Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended August 31, 2010, 2009 or for the period from December 17, 2007 (inception) through August 31, 2010.

g. Revenue Recognition

The Company will apply paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company will consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

h. Website Development Costs

Initial website development costs have been expensed.

i. Income Taxes

The Company will account for income taxes under Section 740-10-30 of the FASB ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

j. Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2010.

k. Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

l. Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

m. Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

n. Recently Issued Accounting Standards

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $30,350 at August 31, 2010, with a net loss from operations of $8,062 and net cash used in operating activities of $7,182 for the nine months ended August 31, 2010, respectively, with no revenues earned since inception.

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

NOTE 4 – ADVANCES FROM RELATED PARTY

An entity controlled by relatives of the Company’s President advanced $16,029 for working capital purposes. These advances bear no interest and are due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. We borrowed a total of $16,029 from an entity controlled by relatives of the Company’s President. The loans were made on an unsecured noninterest-bearing basis and are due on demand. Interest is not being inferred because the loan was received from a related party. The lender is under no obligation or commitment to make additional advances.

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

Our Form S-1 Registration Statement was declared effective by the SEC on February 5, 2009 so that we are now a public company and, accordingly, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, we are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports, if required. We estimate that these costs could range up to $50,000 per year in the next few years. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

Recently Issued Accounting Standards

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of August 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DDM is a development stage company and has virtually no financial resources and a deficit accumulated during the development stage of $33,100 at August 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of November 30, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern which is likely to make it more difficult to raise capital or other financing. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern. We have extremely limited financial resources and have not established a source of equity or debt financing.

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

We are currently required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated under that Act by virtue of our prior S-1 Registration Statement having been declared effective February 5, 2009. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

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

As of September 24, 2010, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the closing of our public offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

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

We are currently required to file periodic reports with the SEC. These reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders or have not filed a registration statement on Form 8A (which we have no current plans to file). If we make a decision to suspend our public reporting, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.

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

October 5, 2010