Form 10-K
period 2010-11-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2011-02-01
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-156960

DISCOUNT DENTAL MATERIALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26–1974399
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2909 Thornton Ave, Burbank, CA	91505
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 805-658-2300

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January __, 2011 is 9,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January __, 2011, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:   None

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

Intellectual Property

We have no patents or trademarks.

Employees

At January 18, 2011, we had two employees, our founder and president, R. Douglas Barton, and James Barton, a Vice President, Secretary and Director. In 2010, James Barton will devote 10 hours per week to us, and R. Douglas Barton will devote approximately 15% of his time to us. There is no written employment contract or agreement.

Item 1A.

RISK FACTORS

Risks Related to the Business

1.

DDM is a development stage company and has no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

DDM is a development stage company and has virtually no financial resources and an accumulated deficit of $37,055 at November 30, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of November 30, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

3.

Because we have only recently commenced business operations and have not yet generated revenue, we face a high risk of business failure.

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

Risks Related to Our Common Stock

10.

We are selling the shares offered in our prospectus included in a Post-Effective Amendment to a Registration Statement that became effective on August 13, 2010 without an underwriter and may not be able to sell any of the shares offered herein.

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

17.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Assuming the completion of our offering described in the Post-Effective Amendment to our Registration Statement that became effective in August 2010, our president will beneficially own an aggregate of approximately 88.2% of our outstanding common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

21.

Anti-takeover effects of certain provisions of Nevada State Law hinder a potential takeover of DDM.

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

22.

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

23.

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

24.

If our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required order to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

25.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying during the year following the effective date of the Post-Effective Amendment to our Registration Statement (which took place on August 2010). . These reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders or have not filed a registration statement on Form 8A. If we make a decision to suspend our public reporting, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 2909 Thornton Ave., Burbank, CA 91505. The space is provided to us by our President who incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreements covering office or shipping facilities.

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

As of the close of business on January 18, 2011, there was one stockholder of record of our common stock, and 9,000,000 shares were issued and outstanding.

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

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	November 30, 2010	November 30, 2009

Current liabilities	$28,404	$19,029

Stockholders’ deficit	$(28,055)	$(13,288)

Income Data:	Year ended November 30,
	2010	2009
Total expenses	$14,767	$13,288
Net loss	$(14,767)	$(13,288)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	9,000,000	9,000,000

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

We have been working with independent contractors to design and develop our website, www.discountdentalmaterials.com, which is almost complete. We are currently working on a catalog of products to be offered and the functions used to calculate freight and sales tax charges for the “shopping cart.”

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. During 2010 and 2009, we borrowed $4,700 and $14,029, respectively, from an entity controlled by relatives of the Company’s President. The loans, which aggregate $18,729, were made on an unsecured noninterest-bearing basis and were due on December 31, 2010, after which they became demand notes. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans.

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

The Post-Effective Amendment to our Form S-1 Registration Statement was declared effective by the SEC on August 13, 2010 so that we are now a public company and, accordingly, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, we are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower. To fulfill these obligations we will have to engage consultants and lawyers. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events. ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements includes a summary of the accounting policies and methods used in the preparation of our financial statements.

The Company has no significant accounting policies.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DDM’s financial statements as of November 30, 2010 and the fiscal year then ended start on page 25.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

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

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended November 30, 2010 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
R. Douglas Barton	63	President, CEO, CFO, Principal Accounting Officer and Chairman
James Barton	31	Vice President, Secretary and Director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on November 30, 2011. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended November 30, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

R. Douglas Barton	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no compensation arrangement or contract in place or effect with Mr. Barton.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at November 30, 2010.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 18, 2011 we had 9,000,000 shares of common stock outstanding which are held by one shareholder. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of January 18, 2011; of all directors and executive officers of DDM; and of our directors and officers as a group.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class
			Before Offering	After Offering(c)

Common	R. Douglas Barton	9,000,000	100%	88.2%
Common	James Barton	-0-	-0-	-0-

	All Directors and Officers as a group (2 persons)	9,000,000	100%	88.2%

(a) The address for Mr. Barton is 2909 Thornton Ave., Burbank, CA 91505.

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

(c) Assumes the sale of the maximum amount of the offering (1,200,000 shares of common stock) covered by the post-effective amendment to our registration statement that went effective on August 13, 2010. The aggregate amount of shares to be issued and outstanding after the offering would be 10,200,000.

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

Our office and mailing address is 2909 Thornton Ave., Burbank, CA 91505. The space is provided to us by Mr. Barton. Mr. Barton incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

DDM has entered into an agreement regarding our president lending funds to us if necessary. No amounts were outstanding under this agreement as of November 30, 2010.

During 2010 and 2009, we borrowed $4,700 and $14,029, respectively, from an entity controlled by relatives of the Company’s President. The loans, which aggregate $18,729, were made on an unsecured noninterest-bearing basis and were due on December 31, 2010, after which they became demand notes. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of November 30, 2010.

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

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2010 and 20098.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended November30, 2010 AND 2009.

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

Date:  February 1, 2011

FINANCIAL STATEMENTS

November 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Discount Dental Materials, Inc.

Burbank, California

We have audited the accompanying balance sheets of Discount Dental Materials, Inc. (a development stage company) as of November 30, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended and the period from December 17, 2007 (inception) to November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discount Dental Materials, Inc. as of November 30, 2010 and 2009 and the results of its operations and its cash flows for fiscal years then ended and the period from December 17, 2007 (inception) to November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has a deficit accumulated during the development stage at November 30, 2010 and has a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February 1, 2011

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Balance Sheets

November 30, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS:

Cash	$349	$5,741

TOTAL ASSETS	$349	$5,741

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Advances from related party	$18,729	$14,029
Accrued expenses	925	5,000
	19,654	19,029

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(28,305)	(22,288)
Total Stockholders’ Deficit	(19,305)	(13,288)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$349	$5,741

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Operations

	For the Fiscal Year ended November 30, 2010	For the Fiscal Year ended November 30, 2009	For the Period from December 17, 2007 (inception) through November 30, 2010
Revenue	$-	$-	$-

Operating Expenses:
Compensation	-	-	9,000
Professional fees	4,880	11,253	16,133
General and administrative	1,137	2,035	3,172

Loss before income taxes	(6,017)	(13,288)	(28,305)

Provision for income taxes	-	-	-

Net loss	$(6,017)	$(13,288)	$(28,305)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from December 17, 2007 (Inception) through November 30, 2010

	Common Shares	Amount	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 17, 2007	9,000,000	$9,000	$-	$9,000
Net loss	-	-	(9,000)	(9,000)
Balance, November 30, 2008	9,000,000	9,000	(9,000)	-
Net loss	-	-	(13,288)	(13,288)
Balance, November 30, 2009	9,000,000	9,000	(22,288)	(13,288)
Net loss	-	-	(6,017)	(6,017)
Balance, November 30, 2010	9,000,000	$9,000	$(28,305)	$(19,305)

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Fiscal Year ended November 30, 2010	For the Fiscal Year ended November 30, 2009	For the Period from December 17, 2007 (inception) through November 30, 2010

OPERATING ACTIVITIES:
Net loss	$(6,017)	$(13,288)	$(28,305)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Increase (decrease) in accrued expenses	(4,075)	5,000	925
Net Cash Used in Operating Activities	(10,092)	(8,288)	(18,380)

FINANCING ACTIVITIES:
Advances from related party	4,700	14,029	18,729

INCREASE (DECREASE) IN CASH	(5,392)	5,741	349

CASH AT BEGINNING OF PERIOD	5,741	-	-
CASH AT END OF PERIOD	$349	$5,741	$349

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

November 30, 2010 and 2009

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Discount Dental Materials, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 18, 2007.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined in Section 915-10-20 of the FASB Accounting Standards Codification.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net loss for the prior period.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended November 30, 2010 or for the period from December 17, 2007 (inception) through November 30, 2010.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of November 30, 2010 or 2009.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $28,305 at November 30, 2010, with a net loss from operations of $6,017 and net cash used in operating activities of $10,092 for the year then ended, respectively, with no revenues earned since inception.

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

NOTE 4 – ADVANCES FROM RELATED PARTY

The Company has borrowed $18,729 from an entity controlled by relatives of the Company’s President. The advances were noninterest-bearing and are due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Company issued 9,000,000 shares of its common stock at its par value of $0.001 or $9,000 to its president upon its incorporation in Nevada in December 2007.

NOTE 6 – INCOME TAXES

Deferred tax assets

At November 30, 2010 the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $28,035 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $9,624 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $9,624.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $2,046 and $4,518 for the years ended November 30, 2010 and 2009, respectively.

Components of deferred tax assets at November 30, 2010 and 2009 are as follows:

	November 30, 2010	November 30, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$9,624	$7,578
Less valuation allowance	(9,624)	(7,578)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended November 30, 2010	For the Fiscal Year Ended November 30, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is provided use of office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.