Form 10-Q
period 2011-02-28
DISCOUNT DENTAL MATERIALS, INC.
filed 2011-04-12
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

2909 Thornton Avenue, Burbank, CA 91504

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

Yes   X  . No      .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,400,000 shares of Common Stock, as of April 11, 2011.

Discount Dental Materials, Inc.

FORM 10-Q

February 28, 2011

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Balance Sheets

	February 28, 2011	November 30, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$4,268	$349

TOTAL ASSETS	$4,268	$349

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Advances from related party	$19,603	$18,729
Accrued liabilities	5,000	925
	24,603	19,654
STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,400,000 and 9,000,000 shares issued and outstanding, respectively	9,400	9,000
Additional paid-in capital	3,600	-
Deficit accumulated during the development stage	(33,335)	(28,305)
Total Stockholders’ Deficit	(20,335)	(19,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,268	$349

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended February 28, 2011	For the Three Months Ended February 28, 2010	For the Period from December 17, 2007 (inception) through February 28, 2011

Revenue	$-	$-	$-

Operating Expenses:
Compensation	-	-	9,000
Professional fees	5,000	1,000	21,133
General and administrative	30	830	3,202

Loss before income taxes	(5,030)	(1,830)	(33,335)

Provision for income taxes	-	-

Net loss	$(5,030)	$(1,830)	$(33,335)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,106,667	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended February 28, 2011	For the Three Months Ended February 28, 2010	For the Period from December 17, 2007 (inception) through February 28, 2011

OPERATING ACTIVITIES:
Net loss	$(5,030)	$(1,830)	$(33,335)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in operating assets and liabilities:
Accrued expenses	4,075	(1,500)	5,000
Net Cash Used in Operating Activities	(955)	(3,330)	(19,335)

FINANCING ACTIVITIES:
Sale of common shares	4,000	-	4,000
Proceeds from advances from related party	874	-	19,603
	4,874	-	23,603

NET CHANGE IN CASH	3,919	(3,330)	4,268

CASH AT BEGINNING OF PERIOD	349	5,741	-
CASH AT END OF PERIOD	$4,268	$2,411	$4,268

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

February 28, 2011 and 2010

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

Discount Dental Materials, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 18, 2007. The Company plans to sell disposable dental supply products at discount prices over the Internet.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined in Section 915-10-20 of the FASB Accounting Standards Codification.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) of Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended November 30, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on February 1, 2011.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2011 or 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended February 28, 2011 and 2010, or for the period from December 17, 2007 (inception) through February 28, 2011.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of February 28, 2011 or 2010.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recently Issued Accounting Standards

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2

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

1

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2

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

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies, which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs, which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $33,335 at February 28, 2011, with a net loss of $5,030 and net cash used in operating activities of $955, respectively, for the three months ended February 28, 2011 with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ADVANCES FROM RELATED PARTY

Through February 28, 2011, the Company has borrowed $19,603 from an entity controlled by relatives of the Company’s President. The advances are noninterest bearing and are due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Company issued 9,000,000 shares of its common stock at its par value of $0.001 or $9,000 to its president upon its incorporation in Nevada in December 2007.

On February 4, 2011, the Company sold 400,000 of its common stock at its par value of $0.001 per share or $4,000 to a brother of the Company’s president.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided use of office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

On February 4, 2011, the Company sold 400,000 of its common stock at its par value of $0.001 per share or $4,000 to a brother of the Company’s president.

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. During 2010 and 2009, we borrowed $4,700 and $14,029, respectively, from an entity controlled by relatives of the Company’s President. The loans, which aggregate $19,603 at February 28, 2011, were made on an unsecured noninterest-bearing basis and were initially due on December 31, 2010, after which they became demand notes. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans.

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

Item 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of February 28, 2011.In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

DDM is a development stage company and has virtually no financial resources and a deficit accumulated during the development stage of $33,335 at February 28, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of November 30, 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

The Securities and Exchange Commission (the "SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet states that we have no cash or any other asset and therefore, we are defined as a shell company.  The current rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements.  Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  If an acquisition is undertaken (of which we have no current intention to do), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any potential but currently unidentified mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which makes the resale of restricted securities by shareholders of a shell company significantly more difficult.

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

•

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

9.

The current economic environment appears to have seriously and adversely impacted the dental supply industry.

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

The common shares registered in a Post-Effective Amendment to a Registration Statement that became effective on August 13, 2010 are being offered on a best-efforts basis.  No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares.  There are no firm commitments to purchase any of the shares in this offering.  Consequently, there is no guarantee that DDC, through our president, is capable of selling all, or any, of the common shares offered hereby.

11.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000 shares) but unissued (63,800,000 shares) assuming the sale of 1,200,000 shares that have been registered for offering, of which 4,000,000 have been sold as of February 28, 2011. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

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

As of April 11, 2011, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the closing of our public offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

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

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required order to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30-day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

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

April 11, 2011