Form 10-Q
period 2011-05-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2011-07-14
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Yes   X  . No      .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of July 13, 2011.

Discount Dental Materials, Inc.

FORM 10-Q

May 31, 2011

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1.Financial Statements	3
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.Legal Proceedings	16
Item 1A.Risk Factors	16
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.Defaults Upon Senior Securities	23
Item 4.(Removed and Reserved)	23
Item 5.Other Information	23
Item 6.Exhibits and Reports of Form 8-K	23

SIGNATURES	23

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Balance Sheets

	May 31, 2011	November 30, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$5,509	$349

TOTAL ASSETS	$5,509	$349

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Advances from related party	$22,004	$18,729
Accrued liabilities	1,185	925
	23,189	19,654
STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,860,000 and 9,000,000 shares issued and outstanding, respectively	9,860	9,000
Additional paid-in capital	7,740	-
Deficit accumulated during the development stage	35,280)	(28,305)
Total Stockholders’ Deficit	(17,680)	(19,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,509	$349

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2011	For the Three Months Ended May 31, 2010

Revenue	$-	$-

Operating Expenses:
Compensation	-	-
Professional fees	1,935	2,920
General and administrative	10	-

Loss before income taxes	(1,945)	(2,920)

Provision for income taxes	-	-

Net loss	$(1,945)	$(2,920)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,495,333	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the Six Months Ended May 31, 2011	For the Six Months Ended May 31, 2010	For the Period from December 17, 2007 (inception) through May 28, 2011

Revenue	$-	$-	$-

Operating Expenses:
Compensation	-	-	9,000
Professional fees	6,935	4,750	23,068
General and administrative	40		3,212

Loss before income taxes	(6,975)	(4,750)	(35,280)

Provision for income taxes	-	-	-

Net loss	$(6,975)	$(4,750)	$(35,280)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	9,301,000	9,000,000

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

 (A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended May 31, 2011	For the Six Months Ended May 31, 2010	For the Period from December 17, 2007 (inception) through May 31, 2011

OPERATING ACTIVITIES:
Net loss	$(6,975)	$(4,750)	$(35,280)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in operating assets and liabilities:
Accrued expenses	260	(1,250)	1,185
Net Cash Used in Operating Activities	(6,715)	(6,000)	(25,095)

FINANCING ACTIVITIES:
Sale of common shares	8,600	-	8,600
Proceeds from advances from related party	3,275	-	22,004
	11,875	-	30,604

INCREASE (DECREASE) IN CASH	5,160	(5,000)	5,509

CASH AT BEGINNING OF PERIOD	349	5,741	-
CASH AT END OF PERIOD	$5,509	$741	$5,509

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

May 31, 2011 and 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – unaudited interim financial information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) of Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended November 30, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K.

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

 Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instruments; and assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates. Actual results could differ from those estimates.

Fair Value of Financial Instruments measured on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal Year-end

The Company elected November 30 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties  and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  (a) the nature of the relationship(s) involved; (b)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding as of May 31, 2011 or 2010.

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

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $35,280 at May 31, 2011, with a net loss of $6,975 and net cash used in operating activities of $6,715, respectively, for the six months ended May 31, 2011 with no revenues earned since inception.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from related party

Through May 31, 2011, the Company has borrowed $22,004 from an entity controlled by relatives of the Company’s President. The advances are noninterest bearing and are due on demand.

Free office space from an officer

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

On February 4, 2011, the Company sold 400,000 shares of its common stock at $0.01 per share ($4,000) to a brother of the Company’s President.

In May 2011, the Company sold 460,000 shares of its common stock at $0.01 per share for $4,600 to relatives of the Company’s President.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued.  The Management of the Company determined that there were reportable events that occurred during that subsequent period to be disclosed.

In June 2011, the Company sold 340,000 shares of its common stock at $0.01 per share, of which 300,000 were sold to relatives of the Company’s President.

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. During 2010 and 2009, we borrowed $4,700 and $14,029, respectively, from an entity controlled by relatives of the Company’s President. The loans, which aggregate $22,004 at May 31, 2011, were made on an unsecured noninterest-bearing basis and were initially due on December 31, 2010, after which they became demand notes. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included elsewhere in quarterly report on Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of May 31, 2011.In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DDM is a development stage company and has virtually no financial resources and a deficit accumulated during the development stage of $35,280 at May 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of November 30, 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

11.

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

12.

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

13.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

As of June 16, 2011, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the closing of our public offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

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

14.

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

15.

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

16.

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

July 14, 2011