Form 10-Q
period 2011-08-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2011-10-12
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of September 16, 2011.

Discount Dental Materials, Inc.

FORM 10-Q

AUGUST 31, 2011

Discount Dental Materials, Inc.

 (A Development Stage Company)

 Balance Sheets

	August 31, 2011	November 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,474	$349

Total Current Assets	4,474	349

Total Assets	$4,474	$349

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$-	$925
Accrued expenses	5,500	-
Advances from stockholders	18,004	18,729

Total Current Liabilities	23,504	19,654

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 74,000,000 shares authorized, 10,200,000 and 9,000,000 shares issued and outstanding, respectively	10,200	9,000
Additional paid-in capital	10,800	-
Deficit accumulated during the development stage	(40,030)	(28,305)

Total Stockholders' Deficit	(19,030)	(19,305)

Total Liabilities and Stockholders' Deficit	$4,474	$349

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

 (A Development Stage Company)

 Statements of Operations

			For the Period from
	For the Nine Months	For the Nine Months	December 17, 2007
	Ended	Ended	(inception) through
	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-

COST OF SERVICES

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Compensation - officer	-	-	9,000
Professional fees	11,250	6,955	27,383
General and administrative expenses	475	1,107	3,647

Total operating expenses	11,725	8,062	40,030

LOSS BEFORE INCOME TAXES	(11,725)	(8,062)	(40,030)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(11,725)	$(8,062)	$(40,030)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding - basic and diluted	9,588,884	9,000,000

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

 (A Development Stage Company)

 Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	August 31, 2011	August 31, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	4,750	3,120
General and administrative expenses	-	192

Total operating expenses	4,750	3,312

LOSS BEFORE INCOME TAXES	(4,750)	(3,312)

INCOME TAX PROVISION	-	-

NET LOSS	$(4,750)	$(3,312)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding - basic and diluted	10,144,580	9,000,000

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

 (A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from December 17, 2007 (Inception) through August 31, 2011

(Unaudited)

				Deficit
	Common Stock,			Accumulated	Total
	$0.001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, December 17, 2007 (inception)	9,000,000	$9,000	$-	$-	$9,000

Net loss				(9,000)	(9,000)

Balance, November 30, 2008	9,000,000	9,000	-	(9,000)	-

Contribution to capital	-	-	-	-	-

Net loss	-	-	-	(13,288)	(13,288)

Balance, November 30, 2009	9,000,000	$9,000	$-	$(22,288)	$(13,288)

Contribution to capital	-	-	-	-	-

Net loss	-	-	-	(6,017)	(6,017)

Balance, November 30, 2010	9,000,000	$9,000	$-	$(28,305)	$(19,305)

Shares issued for cash at $0.01 per share on February 4, 2011	400,000	400	3,600	-	4,000
Shares issued for cash at $0.01 per share on May 10, 2011	460,000	460	4,140	-	4,600
Shares issued for cash at $0.01 per share on June 15, 2011	340,000	340	3,060	-	3,400

Net loss	-	-	-	(11,725)	(11,725)

Balance, August 31, 2011	10,200,000	$10,200	$10,800	$(40,030)	$(19,030)

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

 (A Development Stage Company)

 Statements of Cash Flows

	For the Nine Months	For the Nine Months	December 17, 2007
	Ended	Ended	(inception) through
	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,725)	$(8,062)	$(40,030)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	-	9,000
Changes in operating assets and liabilities:
Accounts payable	(925)		(925)
Accrued expenses	5,500	880	6,425

NET CASH USED IN OPERATING ACTIVITIES	(7,150)	(7,182)	(25,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholders	(725)	2,000	18,004
Proceeds from sale of common stock	12,000	-	12,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,275	2,000	30,004

NET CHANGE IN CASH	4,125	(5,182)	4,474

Cash at beginning of period	349	5,741	-

Cash at end of period	$4,474	$559	$4,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

DISCOUNT DENTAL MATERIALS, INC.

(A Development Stage Company)

August 31, 2011 and 2010

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses.

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

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; interest rate; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and 2010.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding as of August 31, 2011.

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

Recently issued accounting standards

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $40,030 at August 31, 2011, with a net loss of $11,725 and net cash used in operating activities of $7,150 for the nine months ended August 31, 2011, respectively, with no revenues earned since inception.

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

NOTE 4 – ADVANCES FROM RELATED PARTY

Through August 31, 2011, the Company has borrowed $18,004 from an entity controlled by relatives of the Company’s President. The advances are noninterest bearing and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock upon formation. The Company issued 9,000,000 shares of its common stock at its par value of $0.001 or $9,000 to its president upon its incorporation in Nevada in December 2007.

On February 4, 2011, the Company sold 400,000 shares of its common stock at $0.01 per share ($4,000) to a brother of the Company’s President. On May 10, 2011, the Company sold 460,000 shares for $4,600 to relatives of the Company’s President.

On June 15, 2011, the Company sold 340,000 shares of its common stock at $.01 per share (for an aggregate of $3,400), of which 300,000 were sold to relatives of the Company’s President.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided use of office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

On February 4, 2011, the Company sold 400,000 of its common stock at $0.01 per share ($4,000) to a brother of the Company’s president. On May 10, 2011, the Company sold 460,000 shares of its common stock for $4,600 to relatives of the Company’s President.

On June 15, 2011, the Company sold 340,000 shares of its common stock at $.01 per share (for an aggregate of $3,400), of which 300,000 were sold to relatives of the Company’s President.

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

We are a development stage company and have no financial resources. We have not established a source of equity or debt financing which has caused delays in developing our business operations. We intend to sell disposable dental supply products at discount prices over the Internet.

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. During 2010 and 2009, we borrowed $4,700 and $14,029, respectively, from an entity controlled by relatives of the Company’s President. The loans, which aggregate $____ at August 31, 2011, were made on an unsecured noninterest-bearing basis and were initially due on December 31, 2010, after which they became demand notes. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans.

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of August 31, 2011.In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DDM is a development stage company and has virtually no financial resources and a deficit accumulated during the development stage of $40,030 at August 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of November 30, 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

As of August 31, 2011, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the closing of our public offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

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

October 12, 2011