Form 10-K
period 2011-11-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2012-01-12
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

   X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-156960

DISCOUNT DENTAL MATERIALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26–1974399
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2909 Thornton Avenue, Burbank, CA	91504

(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 10, 2012 is 10,200,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 10, 2012, is $-0-.

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

Intellectual Property

We have no patents or trademarks.

Employees

At January 2, 2012, we had two employees, our founder and president, R. Douglas Barton, and James Barton, a Vice President, Secretary and Director. In 2012, James Barton will devote 10 hours per week to us, and R. Douglas Barton will devote approximately 15% of his time to us. There is no written employment contract or agreement.

Current Developments

The Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential transaction which could result in change of control/ownership and management and a change in the Company’s business plan. There can be no assurance that a significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Item 1A.

RISK FACTORS

Risks Related to the Business

1.

DDM is a development stage company and has no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

DDM is a development stage company and has virtually no financial resources and a deficit accumulated during the development stage. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of November 30, 2011 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

The Securities and Exchange Commission (the "SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet states that we have no cash or any other asset and therefore, we are defined as a shell company.  The current rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements.  Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  If an acquisition is undertaken (of which we have no current intention to do), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any potential but currently unidentified mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which makes the resale of restricted securities by shareholders of a shell company significantly difficult.

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

As of November 30, 2011, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“DDOO”) but there can be no assurances as to whether:

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

15.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

 We will try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Our president beneficially owns an aggregate of approximately 88% of our outstanding common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 2909 Thornton Avenue, Burbank, CA 91504. The space is provided to us by our President who incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreements covering office or shipping facilities.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of November 30, 2011, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“DDOO”) but there can be no assurances as to whether:

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

As of the close of business on January 3, 2011, there were 13 stockholders of record of our common stock, and 10,200,000 shares were issued and outstanding.

In November 2011, the Company’s shareholders voted to permit the Company to increase its authorized number of common shares to 249,000,000 and to execute a 6.25 for 1 forward split of its common stock. The Company has not done either as of January 3, 2012.

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

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	November 30,2011	November 30,2010

Current liabilities	$ 23,204	$ 28,404

Stockholders’ deficit	$ (23,141)	$ (28,055)

Income Data:	Year ended November 30,
	2011	2010
Total expenses	$ 15,837	$ 14,767
Net loss	$ (15,837)	$ (14,767)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding – basic and diluted	9,726,137	9,000,000

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. At November 30, 2011, we owed $18,204 under loans received from an entity controlled by relatives of the Company’s President. The loans were made on an unsecured noninterest-bearing basis and were due on December 31, 2010, after which they became demand notes. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DDM’s financial statements as of November 30, 2011 and the fiscal year then ended start on page F-1.

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

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended November 30, 2011 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
R. Douglas Barton	64	President, CEO, CFO, Principal Accounting Officer and Chairman
James Barton	32	Vice President, Secretary and Director

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended November 30, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

R. Douglas Barton	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no compensation arrangement or contract in place or effect with Mr. Barton.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at November 30, 2010.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 3, 2012 we had 10,200,000 shares of common stock outstanding which are held by 13 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of January 3, 2012; of all directors and executive officers of DDM; and of our directors and officers as a group.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class
Common	R. Douglas Barton	9,000,000	88.2%
Common	James Barton	-0-	-0-

	All Directors and Officers as a group (2 persons)	9,000,000	88.2%

(a) The address for Mr. Barton is 2909 Thornton Avenue, Burbank, CA 91504.

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

In November 2011, the Company’s shareholders voted to permit the Company to increase its authorized number of common shares to 249,000,000 and to execute a 6.25 for 1 forward split of its common stock. The Company has not done either as of January 3, 2012.

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

Our office and mailing address is 2909 Thornton Avenue, Burbank, CA 91504. The space is provided to us by Mr. Barton. Mr. Barton incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

DDM has entered into an agreement regarding our president lending funds to us if necessary.  No amounts were outstanding under this agreement as of November 30, 2011.

At November 30, 2011, we owed $18,204 under loans received from an entity controlled by relatives of the Company’s President. The loans were made on an unsecured noninterest-bearing basis and were due on December 31, 2010, after which they became demand notes. Interest is not being inferred because the loan was received from a related party. There are no assurances that the related party will make additional loans or will not demand payment on outstanding loans.

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

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended November 30, 2011 and 2010.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ R. Douglas Barton

Dr. R. Douglas Barton

Title: President and Chief Executive Officer

Date:  January 11, 2012

Discount Dental Materials, Inc.

(A Development Stage Company)

November 30, 2011 and 2010

Index to Financial Statements

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at November 30, 2011 and 2010	F-3

Statements of Operations for the Fiscal Year Ended November 30, 2011 and 2010, and for the Period from December 17, 2007 (inception) through November 30, 2011	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from December 17, 2007 (inception) through November 30, 2011	F-5

Statements of Cash Flows for the Fiscal Year Ended November 30, 2011 and 2010, and for the Period from December 17, 2007 (inception) through November 30, 2011	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discount Dental Materials, Inc.

(A Development Stage Company)

Burbank, California

We have audited the accompanying balance sheets of Discount Dental Materials, Inc., a development stage company, (the “Company”) as of November 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended, and for the period from December 17, 2007 (inception) through November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended, and for the period from December 17, 2007 (inception) through November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at November 30, 2011, earned nominal revenues since inception and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

January 11, 2012

Discount Dental Materials, Inc.
(A Development Stage Company)
Balance Sheets

	November 30, 2011	November 30, 2010

ASSETS
CURRENT ASSETS:
Cash	$62	$349

Total Current Assets	62	349

Total Assets	$62	$349

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$-	$925
Accrued expenses	5,000	-
Advances from related party	18,204	18,729

Total Current Liabilities	23,204	19,654

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 74,000,000 shares authorized,10,200,000 and 9,000,000 shares issued and outstanding, respectively	10,200	9,000
Additional paid-in capital	10,800	-
Deficit accumulated during the development stage	(44,142)	(28,305)

Total Stockholders' Deficit	(23,142)	(19,305)

Total Liabilities and Stockholders' Deficit	$62	$349

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	December 17, 2007
	Ended	Ended	(inception) through
	November 30, 2011	November 30, 2010	November 30, 2011

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Compensation - officer	-	-	9,000
Professional fees	15,341	4,880	31,474
General and administrative expenses	496	1,137	3,668

Total operating expenses	15,837	6,017	44,142

LOSS BEFORE INCOME TAXES	(15,837)	(6,017)	(44,142)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(15,837)	$(6,017)	$(44,142)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding - basic and diluted	9,741,276	9,000,000

See accompanying notes to the financial statements

Discount Dental Materials, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from December 17, 2007 (Inception) through November 30, 2011

				Deficit
	Common Stock,			Accumulated	Total
	$0.001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, December 17, 2007 (inception)	9,000,000	$9,000	$-	$-	$9,000

Net loss	-	-	-	(9,000)	(9,000)

Balance, November 30, 2008	9,000,000	9,000	-	(9,000)	-

Net loss	-	-	-	(13,288)	(13,288)

Balance, November 30, 2009	9,000,000	9,000	-	(22,288)	(13,288)

Net loss	-	-	-	(6,017)	(6,017)

Balance, November 30, 2010	9,000,000	9,000	-	(28,305)	(19,305)

Shares issued for cash at $0.01 per share on February 4, 2011	400,000	400	3,600	-	4,000
Shares issued for cash at $0.01 per share on May 10, 2011	460,000	460	4,140	-	4,600
Shares issued for cash at $0.01 per share on June 15, 2011	340,000	340	3,060	-	3,400

Net loss	-	-	-	(15,837)	(15,837)

Balance, November 30, 2011	10,200,000	$10,200	$10,800	$(44,142)	$(23,142)

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the	For the	December 17, 2007
	Fiscal Year Ended	Fiscal Year Ended	(inception) through
	November 30, 2011	November 30, 2010	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,837)	$(6,017)	$(44,142)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	-	9,000
Changes in operating assets and liabilities:
Accounts payable	(925)	-	(925)
Accrued expenses	5,000	(4,075)	5,925

NET CASH USED IN OPERATING ACTIVITIES	(11,762)	(10,092)	(30,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (repayments made to) related party	(525)	4,700	18,204
Proceeds from sale of common stock	12,000	-	12,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,475	4,700	30,204

NET CHANGE IN CASH	(287)	(5,392)	62

Cash at beginning of period	349	5,741	-

Cash at end of period	$62	$349	$62

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Discount Dental Materials, Inc.

(A Development Stage Company)

November 30, 2011 and 2010

Notes to the Financial Statements

Note 1 - Organization and Operations

Discount Dental Materials, Inc., a development stage company, (the “Company”) was incorporated on December 17, 2007 under the laws of the State of Nevada. The Company plans to sell disposable dental supply products at discount prices over the Internet.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal Year End

The Company elected November 30 as its fiscal year end date upon its formation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended November 30, 2011 or 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the fiscal year ended November 30, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at November 30, 2011, a net loss and net cash used in operating activities for the fiscal year then ended, respectively.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Cohort Investment LLC	An entity owned and controlled by relatives of the Company’s President

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from a related party at November 30, 2011 and November 30, 2010, consisted of the following:

	November 30, 2011	November 30, 2010
Advances from stockholder related party	$18,204	$18,729

	$18,204	$18,729

Free Office Space

The Company has been provided office space by an officer of the Company at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share , and Seventy Four Million (74,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

The Company was incorporated on December 18, 2007 at which time 9,000,000 shares of common stock were issued to the Company’s president valued at par, or $9,000 in aggregate.

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

Note 6 – Income Taxes

Deferred Tax Assets

At November 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $44,142 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $15,008 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $15,008.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $5,384 and $2,046 for the fiscal year ended November 30, 2011 and 2010, respectively.

Components of deferred tax assets at November 30, 2011 and 2010 are as follows:

	November 30, 2011	November 30, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	15,008	9,624

Less valuation allowance	(15,008)	(9,624)

Deferred tax assets, net of valuation allowance	$-	$-

Income Taxes in the Statements Of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended November 30, 2011	For the Fiscal Year Ended November 30, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.