Form 10-Q
period 2011-12-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2012-02-17
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

      .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

DISCOUNT DENTAL MATERIALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-543-81	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

92 Corporate Park, C-141, Irvine, CA 92606
(Address of principal executive offices)

949-415-7478
(Registrant’s telephone number, including area code)

2909 Thornton Avenue, Burbank, CA 91504
(Former address, if changed since last report)

November 30
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at February 14, 2012
Common Stock, no par value	4,956,800

DISCOUNT DENTAL MATERIALS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited condensed consolidated financial statements of registrant for the three and six months ended December 31, 2011 and 2010 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,176	$746
Total current assets	1,176	746

Long-term assets:
Computer equipment, net	784	1,212
Patent rights	82,098	75,900
Total long-term assets	82,882	77,112

Total assets	$84,058	$77,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$63,896	$7,649
Related party payables	307,174	388,110
Income taxes payable	2,200	1,800
Notes payable to stockholders	160,000	5,490
Total current liabilities	533,270	403,049

Total liabilities	533,270	403,049

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 74,000,000 shares authorized; 4,952,800, and 4,708,000 shares issued and outstanding at December 31, 2011, and June 30, 2011, respectively)	4,953	4,708
Additional paid in capital	710,431	174,792
Deficit accumulated during the development stage	(1,164,596)	(504,691)
Total stockholders’ deficit	(449,212)	(325,191)

Total liabilities and stockholders’ deficit	$84,058	$77,858

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Operating Expenses
Selling, general and administrative expenses	$262,077	$204,130	$155,713	$106,517
Purchase of shell	397,000	-	397,000	-
Depreciation	428	71	214	71
Total operating expenses	659,505	204,201	552,927	106,588
Net operating loss	(659,505)	(204,201)	(552,927)	(106,588)

Loss before income taxes	(659,505)	(204,201)	(552,927)	(106,588)
Income taxes	(400)	-	(400)	-
Net loss	$(659,905)	$(204,201)	$(553,327)	$(106,588)

Loss per share:
Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.12)	$(0.03)
Basic and diluted weighted average shares outstanding	4,751,943	3,565,489	4,792,755	4,193,478

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(659,905)	$(204,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428	71
Supplies contributed for Founders shares	-	10,650
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,500)
Accounts payable	56,247	(869)
Related party payables	(80,936)	83,110
Income taxes payable	400	-
Net cash used in operating activities	(683,766)	(112,739)

Cash flows from investing activities:
Maintenance of patent rights	(6,198)	(19,300)
Purchases of computer equipment	-	(1,711)
Net cash used in investing activities	(6,198)	(21,011)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	535,884	141,000
Repayment of notes payable to stockholders	(5,490)	(5,000)
Notes payable to stockholders	160,000	19,490
Net cash flows provided by financing activities:	690,394	155,490

Net increase in cash and cash equivalents	430	21,740
Cash and cash equivalents- beginning of period	746	220
Cash and cash equivalents- end of period	$1,176	$21,960

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

During the six months ended December 31, 2010, the Company issued 1,320,000 shares of common stock issued at $6,600, which was classified as common stock issuable at June 30, 2010.

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

Overview

Discount Dental Materials, Inc., a development stage company (“Discount Dental” or “Company”), was incorporated on February 22, 2010 under the laws of Nevada, is a developmental stage biomedical company focused on the discovery of products for the treatment of Alzheimer’s disease.  The Company’s products will include both a medical device as well as a synthetic drug.

As of December 31, 2011, the Company had not yet commenced operations.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of December 31, 2011 and for the three and six month periods ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2011 included on Form 8-K filed with the Securities and Exchange Commission on February 10, 2012.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

The Accounting Standards Codification ("Codification" or "ASC") is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Description of Business

Development Stage Company

The Company was incorporated on February 22, 2010, in the State of Nevada, as Cerebain Biotech Corp.  The Company’s business will revolve around the discovery of products for the treatment of Alzheimer’s disease.  The Company’s approach will consider both a medical device solution as well as a syntheic drug solution.

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Fiscal year end

The Company’s fiscal year end is June 30.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,164,596 and $504,691 at December 31, 2011 and June 30, 2011, respectively, and had a net loss of $659,905 and $204,201 for the six months ended December 31, 2011 and 2010, respectively, and net cash used in operating activities of $683,766 and $112,739 for the six months ended December 31, 2011 and 2010, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others: useful lives and residual values of long-lived assets.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Discount Dental Materials, Inc. and it’s wholly-owned subsidiary, Cerebain Biotech Corp. (collectively hereinafter referred to as the “Company”). There are no material intercompany transactions.

Revenue Recognition

The Company expects to recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents.  Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000.  Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses.

Income Taxes

The Company is subject to income taxes in the U.S.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during the reporting periods.

Computer Equipment

Computer equipment is stated at cost.  Depreciation is computed using the straight-line method for financial statement purposes. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.  When property or equipment is disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income or expenses.

The estimated useful lives of property and equipment are as follows:

Laptop computers	2 years
Computers and computer software	3 years

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2011, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Convertible Debt

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

Accounting for Derivative Financial Instruments

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”).  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2011, and June 30, 2011, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Concentrations, Risks, and Uncertainties

The Company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

Basic and Diluted Earnings Per Share

Basic earnings (loss) per common stock is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings Per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings (loss) per share are the same since the Company had net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

Subsequent Events

The Company follows the guidance in ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Pursuant to ASC 855 the Company’s management has evaluated subsequent events through the date that the consolidated financial statements were issued for the period ended December 31, 2011.

Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption.  The adoption of ASU No. 2009-13 did not have any effect on its financial statements upon its required adoption on January 1, 2011.

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated.  The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”).  This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  This ASU is effective for fiscal years beginning on or after December 15, 2010. The adoption of this update did not have any impact on the Company’s Financial Statements.

In April, 2011, the FASB issued ASU No. 2011-02, to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted.  The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

In April, 2011, the FASB issued ASU No. 2011-03 to remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04.  The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt ASU 2011-05, but it will adopt the ASU retrospectively by the due date.

4.

COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has a consulting agreement with its officer, director, and stockholder under which he is compensated $5,000 per month, plus medical benefits.  This contract, as amended on January 1, 2012, is for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renews for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

The Company has a consulting agreement with a stockholder to provide accounting and administrative support, under which she is compensated $1,500 per month.  This contract is for twelve (12) months beginning September 2010 (“Initial Term”), automatically renews for one (1) successive twelve (12) month term after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term.

In addition, the Company has consulting agreements with two (2) of its stockholders, under which the Company compensates each of these stockholders $10,000 per month plus medical benefits.  These contracts, as amended on January 1, 2012, are for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renew for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term.

Patent License Agreement

The Patent License agreement provides for a one-time payment of $50,000 due within ninety (90) days of the date of signing of June 10, 2010 (as of the date of this filing, the one-time payment is fully paid), and a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products.  The agreement also provides for yearly minimum royalty payments of $50,000 for each of the fourth, fifth, and sixth anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement.  The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

Legal

The Company is not involved in any legal matters arising in the normal course of business.  While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

5.

COMPUTER EQUIPMENT

Computer equipment consisted of the following:

	December 31, 2011	June 30, 2011

Computer equipment	$1,711	$1,711
	1,711	1,711
Less: accumulated depreciation	(927)	(499)

Total	$784	$1,212

6.

PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement the Company has accrued rights fees of $50,000 payable to Dr. Saini, and the Company issued Dr. Saini 1,320,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144 (see Note 8).  As a result Dr. Saini became our largest shareholder.

Subsequently, the Company has paid legal fees totaling $19,300 related to the patent.

7.

NOTES PAYABLE TO STOCKHOLDERS

On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with a stockholder. The Convertible Note matures in six (6) months, pays interest at six (6) percent per annum at maturity, the holder is entitled to convert at $2.00 per share into the Company’s common stock, and provide for potential adjustments, as defined. To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. This agreement meets the definition of conventional convertible debt and there was no beneficial conversion feature since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the date of transaction.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

Note payable to stockholder represents monies borrowed from a stockholder for working capital purposes.  The note payable pays no interest and is unsecured.  As of December 31, 2011, the note has been paid in full.

On July 31, 2011, the Company entered into an unsecured $60,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on April 13, 2012 and pays interest at six (6) percent per annum at maturity.

8.

STOCK TRANSACTIONS

On December 8, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 16,800 shares of our common stock, restricted in accordance with Rule 144, in exchange for $36,960, net of offering costs of $5,040.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On December 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 54,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,800, net of offering costs of $16,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 21, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 50,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $110,000, net of offering costs of $15,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 18, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued them 30,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for approximately $63,324, net of offering costs of approximately $11,676.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On October 28, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 90,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $198,000, net of offering costs of $27,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 2,000 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $5.00 for a total of $8,800, net of offering costs of $1,200. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

9.

WARRANTS

Accounting for the Warrants

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 4,000 restricted common shares along with warrants to purchase an additional 2,000 shares with an exercise price of $5.00 and are exercisable for term of two years (see Note 8).

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

The Company analyzed the warrants issued (“Warrants”) in accordance with ASC Topic 815 (a codification of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company concluded these warrants should be treated as equity since they contain no provisions which would require the Company to account for the warrants as a derivative liability.

10.

RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4 and 7, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

The Company has consulting agreements with three stockholders (see Note 4) and expensed consulting fees totaling $88,500 and $89,313 for the three months ending December 31, 2011 and 2010, respectively, and $177,000 and $174,813 for the six months ending December 31, 2011 and 2010, respectively. The Company paid consulting fees in the amount of $15,430 and none, respectively, to a stockholder, who is also a member of the Board of Directors, for the three and six months ending December 31, 2011 and 2010, respectively.

11.

EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

During the reporting periods, the following were included as potential dilutive shares: Warrants issued in conjunction with the Company’s 2011 Financing to purchase 6,000 shares at an exercise price of $5.00 of common stock.  Total number of potential additional dilutive warrants outstanding for the three month periods ended December 31, 2011 and 2010 was 6,000 and none, respectively, and for the six month periods ended December 31, 2011 and 2010 was 6,000 and none, respectively.  In addition, the Debenture converts at an exercise price of $2.00 of common stock.  The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months ended December 31,		For The Three Months ended December 31,
	2011	2010	2011	2010

Net loss attributable to the common stockholders	$(659,905)	$(204,201)	$(553,327)	$(106,588)

Basic weighted average outstanding shares of common stock	4,751,943	3,565,489	4,792,755	4,193,478
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	4,751,943	3,565,489	4,792,755	4,193,478

Earnings (loss) per share:
Basic and diluted	$(0.14)	$(0.06)	$(0.12)	$(0.03)

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

12.

SUBSEQUENT EVENTS

On February 1, 2012, Cerebain entered into an unsecured $80,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on April 13, 2012 and pays interest at six (6) percent per annum at maturity.

On January 17, 2012, the holders of a majority of the Company’s common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of the Company’s common stock from those shareholders in exchange for $296,000.  These shares represent approximately 90% of the Company’s outstanding common stock (after taking into account the cancellation of 6,000,000 shares of its common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, the Company closed a transaction with the shareholders of Cerebain whereby it issued 4,556,800 shares of its common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, the Company closed a transaction with its primary shareholder, Mr. R. Douglas Barton, whereby it sold all of our assets in exchange for Mr. Barton assuming all of the Company’s then-existing liabilities, as well as the return of 6,000,000 shares of the Company’s common stock.

Accordingly, all per share amounts, average shares outstanding, shares outstanding, and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock swap from the merger.  Stockholders’ deficit has been retroactively adjusted to give effect to the stock swap for all periods presented by reclassifying the par value of the reduction of shares in connection with the stock swap to additional paid in capital.

As a result of these transactions: (i) Cerebain became the Company’s wholly-owned subsidiary, (ii) all of the Company’s officers and one of our directors resigned immediately, and it appointed one new director and retained new executive officers; and (iii) the Company changed its business focus from one selling disposable dental supply products at discount prices over the Internet to one focusing on researching, developing, and testing medicinal treatments utilizing omentum under a patent Cerebain, the Company’s now wholly-owned subsidiary, licenses from Dr. Surinder Singh Saini, MD.

The Company’s only operations are conducted through its wholly-owned subsidiary, Cerebain.  In accordance with financial reporting for reverse merger transactions the financial reporting contained herein is only that of Cerebain and does not include Discount Dental’s financial results.

On January 3, 2012, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 4,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $9,000, net of offering costs of $1,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

Under our current business plan we intend to research, develop, and test medicinal treatments utilizing omentum under a patent we license from Dr. Surinder Singh Saini, MD.  Our management anticipates that we may form subsidiaries and affiliates to operate different drugs based on the intellectual property.

Agreement with Dr. Saini

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we accrued rights fees of $50,000 payable to Dr. Saini, and we issued Dr. Saini 1,320,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.

Subsequently, we paid legal fees totaling $19,300 related to the patent.

Overview of Dementia and Alzheimer’s Disease

Dementia (taken from Latin, originally meaning "madness") is generally referred to as a serious loss and/or decline of brain function in an animal including a human.  The areas of brain function affected by dementia include memory, attention, language, problem solving and emotion.  Dementia is generally considered as a progressive and non-reversible condition.  Alzheimer’s disease is the most common form of dementia.  Alzheimer’s disease is an age-related, non-reversible brain disorder that develops over a period of years.  Initially, people experience memory loss and confusion, which may be mistaken for the kinds of memory changes that are sometimes associated with normal aging.  However, the symptoms of Alzheimer’s disease gradually lead to behavior and personality changes, a decline in cognitive abilities such as decision making and language skills, and problems recognizing family and friends.  Alzheimer’s disease ultimately leads to a severe loss of mental functions.  These losses are related to the worsening breakdown of the connections between certain neurons in the brain responsible for memory and learning.  Neurons can’t survive when they lose their connections to other neurons.  As neurons die throughout the brain, the affected regions begin to atrophy, or shrink.  By the final stage of Alzheimer’s disease, damage is widespread and brain tissue has shrunk significantly.

Causes

Many scientists generally accept that one or more of the following mechanisms are responsible for dementia:

1)  accumulation of toxic materials in brain cells, which leads to death of the cells;

2)  reduction of certain biological factors (e.g. Acetylcholine or ACh) in a brain; and

3)  loss or reduction of blood flow in the brain.

Neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, are the most common causes of dementia. Dementia can also be due to a stroke.  In most circumstances, the changes in the brain that are causing dementia cannot be stopped or turned back.

Statistics

▪

Affected population worldwide

According to the 2010 World Alzheimer Report this year, about 35 million people have dementia worldwide.  The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

With regard to Alzheimer's disease which is the main cause of dementia, there are about 4.5 million Americans who have already been diagnosed with Alzheimer's disease and about 1,000 new cases of the disease are diagnosed daily in the United States.  After age 65, the chances of developing Alzheimer's disease double every five years.  At age 85, people have about a 50 percent chance of developing Alzheimer's.

▪

Cost

The global cost of care for dementia will likely exceed $604 billion this year, or 1 percent of the world's gross domestic product (GDP) according to the 2010 World Alzheimer Report.  These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills.  About 70% of these costs occur in Western Europe and North America.  Such costs will continue to increase drastically as the affected population of dementia increases.

Current Approaches to Treating Dementia

Currently, there is no cure for dementia.  Certain drugs relieve some of the disease mechanisms (primarily the causes listed as #1 and #2, above) and are often used early in the course of the disease; however, their effects in long-term progression of the disease condition are still unclear.  A majority of management of dementia generally focuses on providing emotional and physical support to a patient during the progression of the disease from caregivers or in facilities.  While such support is important and necessary to a patient, it is irrelevant to treatment of the disease.  Accordingly, an effective method of treatment which may be able to delay the progression of the disease and/or recover damaged brain cells does not exist and remains a great need.

Omentum and its Use in Treating Dementia

Omentum Overview

The omentum is a layer of tissue lying over internal organs (e.g. the intestines) like a blanket.  Omentum has the ability to generate biological agents that nourish nerves and help them grow.  When such agents identified from the omentum were tested, they were shown to provoke the growth of new brain cells in areas of the brain affected by Alzheimer's disease.  The omentum tissue can also increase the level of Acetylcholine (ACh) whose reduction is considered as a main cause of brain cell death.  Some scientists believe that the ability of the omentum to provide this important factor (ACh) may be a key to successfully treating dementia.  Additionally, the omentum has been shown to be angiogenic (i.e. to promote new blood vessel growth) in areas of the body lacking blood flow.

Use of Omentum in Treating Dementia

Historically, doctors have utilized omentum to treat dementia using a procedure called omental transposition.  This approach involves a surgical procedure in which the omentum is surgically lengthened into the brain through the chest, neck and behind the ear.  The omentum is then laid directly on the underlying brain.  According to studies conducted by a team in the University of Nevada, School of Medicine, omental transposition not only arrested Alzheimer's disease, but also reversed it, resulting in the patient’s neurologic function being improved.  Despite the promising results, this surgical procedure has not been popular because it is very invasive and therefore often causes unwanted complications to a patient, especially in the elderly.  Accordingly, a less invasive procedure or a pharmaceutical approach in treatment of dementia remains a significant need.

Recent Developments

Reverse Acquisition of Cerebain

On January 17, 2012, the holders of a majority of Discount Dental Materials, Inc. (“DDOO” or “Discount Dental”) common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of its common stock from those shareholders in exchange for $296,000.  These shares represent approximately 90% of Discount Dental’s outstanding common stock (after taking into account the cancellation of 6,000,000 shares of Discount Dental’s common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, Discount Dental closed a transaction with the shareholders of Cerebain whereby it issued 4,556,800 shares of Discount Dental’s common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, Discount Dental closed a transaction with its primary shareholder, Mr. R. Douglas Barton, whereby Discount Dental sold all of its assets in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 6,000,000 shares of Discount Dental’s common stock.

Accordingly, all per share amounts, average shares outstanding, shares outstanding, and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock swap from the merger.  Stockholders’ deficit has been retroactively adjusted to give effect to the stock swap for all periods presented by reclassifying the par value of the reduction of shares in connection with the stock swap to additional paid in capital.

As a result of these transactions: (i) Cerebain became Discount Dental’s wholly-owned subsidiary, (ii) all of its officers and one of its directors resigned immediately, and Discount Dental appointed one new director and retained new executive officers; and (iii) Discount Dental changed its business focus from one selling disposable dental supply products at discount prices over the Internet to one focusing on researching, developing, and testing medicinal treatments utilizing omentum under a patent Cerebain, its now wholly-owned subsidiary, licenses from Dr. Surinder Singh Saini, MD.

Discount Dental’s only operations are conducted through its wholly-owned subsidiary, Cerebain.  In accordance with financial reporting for reverse merger transactions the financial reporting contained herein is only that of Cerebain and does not include Discount Dental’s financial results.

Limited Operating History; Need for Additional Capital

There is very limited historical financial information about us on which to base an evaluation of our performance. We are a developmental stage company and have not generated significant revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Overview

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations of Cerebain includes the following sections:

•

Plan of Operations

•

Results of Operations

•

Liquidity and Capital Resources

•

Capital Expenditures

•

Going Concern

•

Critical Accounting Policies

•

Off-Balance Sheet Arrangements

Plan of Operations

As a development-stage enterprise, we have had no operating revenues through December 31, 2011.  At December 31, 2011 our cash balance was negligible.

Our plan of operations consists of:

•

We will work with device manufacturers’ to develop a medical device while also pursuing with researchers and universities to develop a synthetic drug solution.

•

Raising additional capital with which to develop a medical device solution, pursuing research for a synthetic drug solution, develop a sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

•

We will be working with already established affiliates and partnerships to promote our products to healthcare providers and Alzheimer patients. We will also market directly to consumers through direct-to-consumer advertising that communicates the uses, benefits and risks of our products.  In addition, we will sponsor general advertising to educate the public on Alzheimer’s disease awareness, prevention and wellness, and public health issues.

However, we cannot assure you that we will be successful in raising additional capital to implement our business plan. Further, we cannot assure you, assuming that we raise additional funds, that we will achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability and positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenue

For the three months ended December 31, 2011 and December 31, 2010, we have not generated any revenues.

Operating expenses

Operating expenses increased by $446,339, or 418.8%, to $552,927 in the three months ended December 31, 2011 from $106,588 in the three months ended December 31, 2010 primarily due to our purchase of shell, as well as increases in legal and audit fees, investor relations costs, and consulting services costs.

Operating expenses for the three months ended December 31, 2011 were comprised primarily of purchase of shell of $397,000, $88,500 in consulting services costs; legal and audit costs of $41,233, travel costs of $22,500, loan interest expense of $2,750, depreciation expense of $214, and $730 of other operating expenses, primarily accounting and legal costs.

Operating expenses for the three months ended December 31, 2010 were comprised primarily of $89,313 in consulting services costs; travel costs of $13,365; and $3,910 of other operating expenses, primarily legal costs.

Net loss before income taxes

Net loss before income taxes for the three months ended December 31, 2011 totaled $552,927 primarily due to the purchase of shell, consulting services costs, legal and audit costs, and travel costs compared to $106,588 for the three months ended December 31, 2010 primarily due to consulting services costs, and travel costs.

Assets and Liabilities

Assets were $84,058 as of December 31, 2011.  Assets consisted primarily of cash of $1,176, computer equipment of $784, and patent rights of $82,098.  Liabilities were $533,270 as of December 31, 2011.  Liabilities consisted primarily of accounts payable of $63,896, related party payable of $307,174, notes payable to stockholders of $160,000, and income taxes payable of $2,200.

Stockholders’ Deficit

Stockholders’ deficit was $(449,212) as of December 31, 2011.  Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $701,484, net of issuance costs, offset primarily by the deficit accumulated during the development stage of $1,164,596 at December 31, 2011.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenue

For the six months ended December 31, 2011 and December 31, 2010, we have not generated any revenues.

Operating expenses

Operating expenses increased by $455,304, or 223.0%, to $659,505 in the six months ended December 31, 2011 from $204,201 in the six months ended December 31, 2010 primarily due to our purchase of shell, as well as increases in legal and audit fees, investor relations costs, and consulting services costs.

Operating expenses for the six months ended December 31, 2011 were comprised primarily of purchase of shell of $397,000, $177,000 in consulting services costs, legal and audit costs of $42,578, investor relations costs of $10,000, travel costs of $28,500, loan interest expense of $2,750, depreciation expense of $428, and $1,249 of other operating expenses, primarily accounting and legal costs.

Operating expenses for the six months ended December 31, 2010 were comprised primarily of $174,813 in consulting services costs, compensation expense of $10,650 for founder’s shares, travel costs of $14,128, and $4,610 of other operating expenses, primarily legal costs.

Net loss before income taxes

Net loss before income taxes for the six months ended December 31, 2011 totaled $659,505 primarily due to the purchase of shell, consulting services costs, legal and audit costs, travel costs, and investor relation costs compared to $204,201 for the six months ended December 31, 2010 primarily due to consulting services costs, compensation expense, and travel costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $430 in the six months ending December 31, 2011 resulting from cash provided by financing activities of $690,394, offset partially by cash used in operating activities of $683,766, and cash used in investing activities of $6,198.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended December 31,
	2011	2010

Cash at beginning of period	$746	$220
Net cash used in operating activities	(683,766)	(112,739)
Net cash used in investing activities	(6,198)	(21,011)
Net cash provided by financing activities	690,394	155,490
Cash at end of period	$1,176	$21,960

Cash Flows from Operating Activities – For the six months ending December 31, 2011, net cash used in operations was $683,766 compared to net cash used in operations of $112,739 for the six months ending December 31, 2010.  Net cash used in operations was primarily due to a net loss of $(659,905) for the six months ended December 31, 2011, depreciation expense of $428, and the changes in operating assets and liabilities of $24,289, primarily due to the increase in related party payables.

Cash Flows from Investing Activities – Net cash flows used in investing activities was $6,198 in the six months ending December 31, 2011, compared to net cash used of $21,011 in the same period in 2010.  Net cash used in investing in the six months ended December 31, 2011 and 2010 was primarily due to the maintenance of patent rights of $6,198 and $19,300, respectively.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the six months ending December 31, 2011 was $690,394, compared to net cash provided of $155,490 in the same period in 2010.  The increase in net cash provided by financing activities was mainly due to proceeds from issuance of common stock, net of offering costs, of $535,884, and notes payable to stockholders, net of repayments, of $154,510.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and we will require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures.  However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments.  We may not be able to obtain such financing on commercially reasonable terms, if at all.  Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Short-Term Note Payables

In fiscal year 2011, Cerebain borrowed $19,490 from a stockholder for working capital purposes.  The note payable pays no interest and is unsecured.  As of December 31, 2011, the note has been paid in full.

On July 31, 2011, Cerebain entered into an unsecured $60,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on April 13, 2012 and pays interest at six (6) percent per annum at maturity.

On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with a third party.

The Convertible Note matures in six (6) months, pays interest at six (6) percent per annum at maturity, the holder is entitled to convert at $2.00 per share into the Company’s common stock, and provide for potential adjustments, as defined.

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued.

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.

On February 1, 2012, Cerebain entered into an unsecured $80,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on April 13, 2012 and pays interest at six (6) percent per annum at maturity.

Equity Financing

On January 3, 2012, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 4,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $9,000, net of offering costs of $1,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On December 8, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 16,800 shares of its common stock, restricted in accordance with Rule 144, in exchange for $36,960, net of offering costs of $5,040.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On December 1, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 54,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for $118,800, net of offering costs of $16,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 21, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 50,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for $110,000, net of offering costs of $15,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 18, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued them 30,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for approximately $63,324, net of offering costs of approximately $11,676.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On October 28, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 90,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for $198,000, net of offering costs of $27,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 1, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 2,000 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $5.00 for a total of $8,800, net of offering costs of $1,200. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On May 17, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 4,000 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $5.00 for a total of 18,000, net of offering costs of $2,000. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

The warrants are exercisable for a term of two years at an exercise price of $5.00 per share.  The warrants also contain anti-dilution provisions, including but not limited to, if the Company has a stock split, stock dividend, spin-off, reclassification, combination of shares or similar corporate rearrangement, the conversion price of the warrants will proportionately be adjusted.  The warrants were converted into warrants to purchase DDOO common stock at the close of the Share Exchange transaction at the ratio of one share of DDOO common stock for every five shares of Cerebain common stock, with a corresponding five times increase in the conversion price, from $1 per share to $5 per share.

In connection with the stock issuances, the Company incurred additional costs of $19,000, primarily for legal costs.  These costs were recorded in stockholder’ deficit as additional paid in capital.

On November 12, 2010, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 200,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for $160,000, net of offering costs of $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Development Stage Company

We are a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. We are still devoting substantially all of our efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of our development stage activities.

Fiscal year end

Cerebain has a June 30 fiscal year end and on February 10, 2012 our Board of Directors changed Discount Dental’s fiscal year end to June 30 for ease of financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,164,596 and $504,691 at December 31, 2011 and June 30, 2011, respectively, and had a net loss of $659,905 and $204,201 for the six months ended December 31, 2011 and 2010, respectively, and net cash used in operating activities of $683,766 and $112,739 for the six months ended December 31, 2011 and 2010, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 7.

The following are deemed to be the most significant accounting policies affecting the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, useful lives and residual value of long-lived assets. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

Revenue Recognition and Accounts Receivable

The Company will recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  The Company provides for an allowance for doubtful account based history and experience considering economic and industry trends. The Company does not have any off-Balance Sheet exposure related to its customers.

Income Taxes

We account for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Accounting for Derivative Financial Instruments

We evaluate financial instruments using the guidance provided by ASC 815 and apply the provisions thereof to the accounting of items identified as derivative financial instruments not indexed to our stock.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

The Company uses fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require management judgment.

Recent Accounting Pronouncements

In April, 2011, the FASB issued ASU No. 2011-02, to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted.  The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

In April, 2011, the FASB issued ASU No. 2011-03 to remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04.  The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt of ASU 2011-05, but it will adopt the ASU retrospectively by the due date.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•

a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•

liquidity or market risk support to such entity for such assets;

•

an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•

an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to the Company, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with the Company.

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the Company's internal control over financial reporting during the period December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no events which are required to be reported under this Item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007
3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation
10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009
10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009
10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012
10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012
10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012
10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010
14 (1)	Code of Ethics of Discount Dental Materials, Inc.
31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *
101**	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2011 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

(1)

Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.

(2)

Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOUNT DENTAL MATERIALS, INC.,

a Nevada corporation

By: /s/ GERALD DECICCIO

Gerald DeCiccio, President and Director

(Principal Executive Officer and

Principal Financial and Accounting Officer)

Date:  February 17, 2012