Form 10-Q
period 2012-03-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2012-05-15
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

DISCOUNT DENTAL MATERIALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-543-81	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

92 Corporate Park, C-141 Irvine, CA 92606
(Address of principal executive offices)

949-415-7478
(Registrant’s telephone number, including area code)

2909 Thornton Avenue Burbank, CA 91504
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 15, 2012
Common Stock, no par value	31,180,001

DISCOUNT DENTAL MATERIALS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended March 31, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$328	$746
Total current assets	328	746

Long-term assets:
Computer equipment, net	571	1,212
Patent rights	83,900	75,900
Total long-term assets	84,471	77,112

Total assets	$84,799	$77,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$90,536	$7,649
Related party payables	331,324	388,110
Income taxes payable	2,600	1,800
Notes payable to stockholders	240,000	5,490
Total current liabilities	664,460	403,049

Total liabilities	664,460	403,049

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
30,980,001 and 29,425,000 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively)	30,980	29,425
Additional paid in capital	693,404	150,075
Deficit accumulated during the development stage	(1,304,045)	(504,691)
Total stockholders’ deficit	(579,661)	(325,191)

Total liabilities and stockholders’ deficit	$84,799	$77,858

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended		February 22, 2010 (date of inception) through March 31, 2012
	March 31,		March 31,
	2012	2011	2012	2011

Operating Expenses
Selling, general and administrative expenses	$400,913	$295,445	$138,836	$91,315	$903,305
Purchase of shell	397,000	-	-	-	397,000
Depreciation	641	285	213	214	1,140
Total operating expenses	798,554	295,730	139,049	91,529	1,301,445
Net operating loss	(798,554)	(295,730)	(139,049)	(91,529)	(1,301,445)

Loss before income taxes	(798,554)	(295,730)	(139,049)	(91,529)	(1,301,445)
Income taxes	(800)	-	(400)	-	(2,600)
Net loss	$(799,354)	$(295,730)	$(139,449)	$(91,529)	$(1,304,045)

Loss per share:
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	30,123,051	24,075,046	30,979,176	27,736,111

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended		February 22, 2010 (date of inception) through March 31, 2012
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(799,354)	$(295,730)	$(1,304,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	641	285	1,140
Supplies contributed for founder’s shares	-	10,650	10,650
Changes in operating assets and liabilities:
Accounts payable	82,887	816	90,536
Related party payables	(56,786)	152,110	281,324
Income taxes payable	800	-	2,600
Net cash used in operating activities	(771,812)	(131,869)	(917,795)

Cash flows from investing activities:
Capitalized patent costs	(8,000)	(19,300)	(27,300)
Purchases of computer equipment	-	(1,711)	(1,711)
Net cash used in investing activities	(8,000)	(21,011)	(29,011)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	544,884	141,000	707,134
Repayment of notes payable to stockholders	(5,490)	(7,000)	(19,490)
Notes payable to stockholders	240,000	19,490	259,490
Net cash flows provided by financing activities:	779,394	153,490	947,134

Net change in cash and cash equivalents	(418)	610	328
Cash and cash equivalents- beginning of period	746	220	-
Cash and cash equivalents- end of period	$328	$830	$328

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock issuable	$-	$-	$56,600
Issuance of common stock issuable	$-	$6,600	$-

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

Overview

Discount Dental Materials, Inc., a development stage company (“Discount Dental” or “Company”), was incorporated on December 18, 2007 under the laws of Nevada.  The Company is a developmental stage biomedical company and through its wholly owned subsidiary, Cerebain Biotech Corp., the Company’s business will revolve around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum.  The Company’s products will include both a medical device solution as well as a synthetic drug solution.

As of March 31, 2012, the Company had not yet commenced operations.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of March 31, 2012 and for the three and nine month periods ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2011 included on Form 8-K filed with the Securities and Exchange Commission on February 10, 2012.

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

Description of Business

Development Stage Company

Our subsidiary, Cerebain Biotech Corp. was incorporated on February 22, 2010, in the State of Nevada, as Cerebain Biotech Corp.  Cerebain’s business will revolve around the discovery of products for the treatment of Alzheimer’s disease.  Cerebain’s approach will consider both a medical device solution as well as a syntheic drug solution.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,304,045 and $504,691 at March 31, 2012 and June 30, 2011, respectively, and had a net loss of $799,354 and $295,730 for the nine months ended March 31, 2012 and 2011, respectively, and net cash used in operating activities of $771,812 and $131,869 for the nine months ended March 31, 2012 and 2011, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Discount Dental Materials, Inc. and its wholly-owned subsidiary, Cerebain Biotech Corp. (collectively hereinafter referred to as the “Company”).  There are no material intercompany transactions.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2012, and June 30, 2011, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

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

Subsequent Events

The Company follows the guidance in ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Pursuant to ASC 855 the Company’s management has evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the period ended March 31, 2012.

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

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

5.

COMPUTER EQUIPMENT

Computer equipment consisted of the following:

	March 31, 2012	June 30, 2011

Computer equipment	$1,711	$1,711
	1,711	1,711
Less: accumulated depreciation	(1,140)	(499)

Total	$571	$1,212

6.

PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement the Company has accrued rights fees of $50,000 payable to Dr. Saini, and the Company issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.

The patent will have an estimated useful life of 20 years based on the term of the patent.  Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

The Company paid legal fees totaling $8,000 and $19,300 related to the patent during the nine months ended March 31, 2012 and 2011, respectively.

7.

NOTES PAYABLE TO STOCKHOLDERS

On February 1, 2012, Cerebain entered into an unsecured $80,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and paid interest at six (6) percent per annum at maturity. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with a stockholder. The Convertible Note matured on April 13, 2012, paid interest at six (6) percent per annum at maturity, the holder is entitled to convert at $2.00 per share into the Company’s common stock, and provide for potential adjustments, as defined. To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. This agreement meets the definition of conventional convertible debt and there was no beneficial conversion feature since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the date of transaction. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

Note payable to stockholder at June 30, 2011 represents monies borrowed from a stockholder for working capital purposes.  The note payable pays no interest and is unsecured.  As of March 31, 2012, the note has been paid in full.

On July 31, 2011, the Company entered into an unsecured $60,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and paid interest at six (6) percent per annum at maturity.  Accrued interest at March 31, 2012 totaled $5,950 and is included in related party payables. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

8.

STOCK TRANSACTIONS

On February 28, 2012, the Board of Directors approved an increase in the authorized common stock of the Company from 74,000,000 shares, par value $0.001, to 249,000,000 shares, par value $0.001, and a 6.25-to-1 forward stock split of the issued and outstanding shares of common stock of the Company.  The record date of the forward split was March 21, 2012 for shareholders of record to receive the forward split shares.

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

As a result of these events, all per share amounts, average shares outstanding, shares outstanding, and equity based compensation presented in the condensed consolidated financial statements and notes have been adjusted retroactively to reflect the stock swap from the merger and the forward stock split.  Stockholders’ deficit has been retroactively adjusted to give effect to the stock swap and the forward stock split for all periods presented by reclassifying the par value of the reduction of shares in connection with the stock swap and the forward stock split to additional paid in capital.

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

On January 3, 2012, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $9,000, net of offering costs of $1,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

On December 8, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 105,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $36,960, net of offering costs of $5,040.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On December 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 337,500 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,800, net of offering costs of $16,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 21, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 312,500 shares of our common stock, restricted in accordance with Rule 144, in exchange for $110,000, net of offering costs of $15,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 18, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued them 187,500 shares of our common stock, restricted in accordance with Rule 144, in exchange for approximately $63,324, net of offering costs of approximately $11,676.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On October 28, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 562,500 shares of our common stock, restricted in accordance with Rule 144, in exchange for $198,000, net of offering costs of $27,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 12,500 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $0.80 for a total of $8,800, net of offering costs of $1,200. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

9.

WARRANTS

Accounting for the Warrants

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 restricted common shares along with warrants to purchase an additional 12,500 shares with an exercise price of $0.80 and are exercisable for term of two years (see Note 8).

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

10.

RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, and 7, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

The Company has consulting agreements with four stockholders, one of which is an officer and director of the Company (see Note 4) and expensed consulting fees totaling $88,500 and $88,500 for the three months ended March 31, 2012 and 2011, respectively, and $265,500 and $263,313 for the nine months ended March 31, 2012 and 2011, respectively. The Company owed $96,000 to the stockholder/director and $229,374 collectively to the other three stockholders for these consulting agreements at March 31, 2012, which are included in related party payables.

Included in related party payables at March 31, 2012 is $5,950 of accrued interest on a note payable to stockholder.

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

During the reporting periods, the following were included as potential dilutive shares: Warrants issued in conjunction with the Company’s 2011 Financing to purchase 37,500 shares at an exercise price of $0.80 of common stock.  Total number of potential additional dilutive warrants outstanding for the three month periods ended March 31, 2012 and 2011 was 37,500 and none, respectively, and for the nine month periods ended March 31, 2012 and 2011 was 37,500 and none, respectively.  In addition, the Debenture converts at an exercise price of $0.32 of common stock.  The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months ended March 31,		For The Three Months ended March 31,
	2012	2011	2012	2011

Net loss attributable to the common stockholders	$(799,354)	$(295,730)	$(139,449)	$(91,529)

Basic weighted average outstanding shares of common stock	30,123,051	24,075,046	30,979,176	27,736,111
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	30,123,051	24,075,046	30,979,176	27,736,111

Earnings (loss) per share: Basic and diluted
	$(0.03)	$(0.01)	$(0.00)	$(0.00)

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

12.

SUBSEQUENT EVENTS

On May 10, 2012, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 200,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,000, net of offering costs of $12,000.  The stock purchase agreement includes piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Overview

Discount Dental Materials, Inc., a development stage company (“DDOO” or “Discount Dental”), was incorporated on December 18, 2007 under the laws of Nevada.  We are a developmental stage biomedical company and through our wholly owned subsidiary, Cerebain Biotech Corp. (“Cerebain”), our business will revolve around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum.  Our products will include both a medical device solution as well as a synthetic drug solution.

Under our current business plan we intend to research, develop, and test medicinal treatments utilizing omentum under a patent we license from Dr. Surinder Singh Saini, MD.  Our management anticipates that we may form subsidiaries and affiliates to operate different drugs based on the intellectual property.

As of March 31, 2012, we have not yet commenced operations.

Agreement with Dr. Saini

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we accrued rights fees of $50,000 payable to Dr. Saini, and we issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.

Subsequently, we paid legal fees totaling $27,300 related to the patent.

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

•

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

•

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

Recent Developments

Reverse Acquisition of Cerebain

On January 17, 2012, the holders of a majority of Discount Dental’s common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of its common stock from those shareholders in exchange for $296,000.  These shares represent approximately 90% of Discount Dental’s outstanding common stock (after taking into account the cancellation of 6,000,000 shares of Discount Dental’s common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, Discount Dental closed a transaction with the shareholders of Cerebain whereby it issued 4,556,800 shares of Discount Dental’s common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, Discount Dental closed a transaction with its primary shareholder, Mr. R. Douglas Barton, whereby Discount Dental sold all of its assets in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 6,000,000 shares of Discount Dental’s common stock.

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

On February 28, 2012, the Board of Directors approved an increase in the authorized common stock of the Company from 74,000,000 shares, par value $0.001, to 249,000,000 shares, par value $0.001, and a 6.25-to-1 forward stock split of the issued and outstanding shares of common stock of the Company.  The Record Date of the forward split was March 21, 2012 for shareholders of record to receive the forward split shares.

Accordingly, all per share amounts, average shares outstanding, shares outstanding, and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the forward split.  Stockholders’ deficit has been retroactively adjusted to give effect to the forward split for all periods presented by reclassifying the par value of the reduction of shares in connection with the forward split to additional paid in capital.

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

Plan of Operations

As a development-stage enterprise, we have had no operating revenues through March 31, 2012.  At March 31, 2012 our cash balance was negligible.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

For the three months ended March 31, 2012 and March 31, 2011, we have not generated any revenues.

Operating expenses

Operating expenses increased by $47,520, or 51.9%, to $139,049 in the three months ended March 31, 2012 from $91,529 in the three months ended March 31, 2011 primarily due to our purchase of the shell, as well as increases in legal and audit fees, investor relations costs, and consulting services costs.

Operating expenses for the three months ended March 31, 2012 were comprised of $88,500 in consulting services costs; legal and audit costs of $31,943, travel costs of $15,000, loan interest expense of $3,324, depreciation expense of $213, and $69 of other operating expenses, primarily bank charges.

Operating expenses for the three months ended March 31, 2011 were comprised of $88,500 in consulting services costs, marketing costs of $1,500, depreciation expense of $213, and $1,316 of other operating expenses, primarily legal costs.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2012 totaled $139,049 primarily due to the purchase of the shell, consulting services costs, legal and audit costs, and travel costs compared to $91,529 for the three months ended March 31, 2011 primarily due to consulting services costs, and travel costs.

Assets and Liabilities

Assets were $84,799 as of March 31, 2012.  Assets consisted of cash of $328, computer equipment of $571, and patent rights of $83,900.  Liabilities were $664,460 as of March 31, 2012.  Liabilities consisted of accounts payable of $90,536, related party payable of $331,324, notes payable to stockholders of $240,000, and income taxes payable of $2,600.

Stockholders’ Deficit

Stockholders’ deficit was $(579,661) as of March 31, 2012.  Stockholder’s deficit consisted of shares issued to founders and recorded as compensation in the amount of $10,650, shares issued for fundraising totaling $707,134, net of issuance costs, and shares issued for patent rights totaling $6,600 offset by the deficit accumulated during the development stage of $1,304,045 at March 31, 2012.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Revenue

For the nine months ended March 31, 2012 and March 31, 2011, we have not generated any revenues.

Operating expenses

Operating expenses increased by $502,824, or 170.0%, to $798,554 in the nine months ended March 31, 2012 from $295,730 in the nine months ended March 31, 2011 primarily due to our purchase of the shell, as well as increases in legal and audit fees, investor relations costs, and consulting services costs.

Operating expenses for the nine months ended March 31, 2012 were comprised primarily of purchase of shell of $397,000, $265,500 in consulting services costs, legal and audit costs of $74,520, investor relations costs of $10,000, travel costs of $43,500, loan interest expense of $6,079, depreciation expense of $641, and $1,314 of other operating expenses, primarily bank fees.

Operating expenses for the nine months ended March 31, 2011 were comprised of $263,313 in consulting services costs, compensation expense of $10,650 for founder’s shares, travel costs of $14,128, marketing costs of $1,500, and $6,139 of other operating expenses, primarily legal costs.

Net loss before income taxes

Net loss before income taxes for the nine months ended March 31, 2012 totaled $798,554 primarily due to the purchase of the shell, consulting services costs, legal and audit costs, travel costs, and investor relation costs compared to $295,730 for the nine months ended March 31, 2011 primarily due to consulting services costs, compensation expense, and travel costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $418 in the nine months ending March 31, 2012 resulting from cash used in operating activities of $771,812, and cash used in investing activities of $8,000, offset partially by cash provided by financing activities of $779,394.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2012	2011

Cash at beginning of period	$746	$220
Net cash used in operating activities	(771,812)	(131,869)
Net cash used in investing activities	(8,000)	(21,011)
Net cash provided by financing activities	779,394	153,490
Cash at end of period	$328	$830

Cash Flows from Operating Activities – For the nine months ending March 31, 2012, net cash used in operations was $771,812 compared to net cash used in operations of $131,869 for the nine months ending March 31, 2011.  Net cash used in operations was primarily due to a net loss of $(799,354) for the nine months ended March 31, 2012, depreciation expense of $641, offset partially by the changes in operating assets and liabilities of $26,901, primarily due to the increase in accounts payable.

Cash Flows from Investing Activities – Net cash flows used in investing activities was $8,000 in the nine months ending March 31, 2012, compared to net cash used of $21,011 in the same period in 2011.  Net cash used in investing in the nine months ended March 31, 2012 and 2011 was primarily due to capitalized patent costs of $8,000 and $19,300, respectively.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine months ending March 31, 2012 was $779,394, compared to net cash provided of $153,490 in the same period in 2011.  The increase in net cash provided by financing activities was mainly due to proceeds from issuance of common stock, net of offering costs, of $544,884, and notes payable to stockholders, net of repayments, of $234,510.

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

On July 31, 2011, Cerebain entered into an unsecured $60,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on April 13, 2012 and paid interest at six (6) percent per annum at maturity. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with a third party.  The Convertible Note matures in six (6) months, paid interest at six (6) percent per annum at maturity, the holder is entitled to convert at $0.32 per share into the Company’s common stock, and provide for potential adjustments, as defined. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

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

On February 1, 2012, Cerebain entered into an unsecured $80,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on April 13, 2012 and paid interest at six (6) percent per annum at maturity. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

Equity Financing

On May 10, 2012, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 200,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,000, net of offering costs of $12,000.  The stock purchase agreement includes piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On January 3, 2012, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $9,000, net of offering costs of $1,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On December 8, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 105,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for $36,960, net of offering costs of $5,040.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On December 1, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 337,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for $118,800, net of offering costs of $16,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 21, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 312,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for $110,000, net of offering costs of $15,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 18, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued them 187,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for approximately $63,324, net of offering costs of approximately $11,676.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On October 28, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 562,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for $198,000, net of offering costs of $27,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 1, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 12,500 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $0.80 for a total of $8,800, net of offering costs of $1,200. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,304,045 and $504,691 at March 31, 2012 and June 30, 2011, respectively, and had a net loss of $799,354 and $295,730 for the nine months ended March 31, 2012 and 2011, respectively, and net cash used in operating activities of $771,812 and $131,869 for the nine months ended March 31, 2012 and 2011, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 9.

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

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the Company's internal control over financial reporting during the period March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2012, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Discount Dental, (ii) Cerebain, and (iii) the shareholders of Cerebain, pursuant to which the holders of 100% of the common stock of Cerebain transferred to us all of the common stock of Cerebain in exchange for the issuance of 4,556,800 shares (the “Shares”) of our common stock to the holders of Cerebain’s common stock (such transaction, the “Share Exchange”).  This transaction closed and these Shares were issued on February 9, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  May 15, 2012