Form 10-K
period 2012-06-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2012-09-28
CIK 1453099

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

DISCOUNT DENTAL MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54381	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

13455 Noel Road, Suite 1000 Dallas, TX 75240
(Address of principal executive offices)

949-415-7478
(Registrant’s telephone number, including area code)

92 Corporate Park, C-141 Irvine, CA 92606
(Former address, if changed since last report)

November 30
(Former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 21, 2012 is approximately $28,839,377.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 21, 2012
Common Stock, no par value	31,180,001

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DISCOUNT DENTAL MATERIALS, INC.

2012 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements.  Such statements may include, but are not limited to, information related to: anticipated operating results; licensing arrangements; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to secure materials and subcontractors; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Discount Dental Materials, Inc. and its wholly-owned subsidiary, Cerebain Biotech Corp.

As noted below, the financial disclosure in this Annual Report Form 10-K relates to the operations of Cerebain Biotech Corp., a company that is now our wholly-owned subsidiary as a result of the transactions described herein.

In addition, unless the context otherwise requires and for the purposes of this report only:

w	“Discount Dental” or “DDOO” refers to Discount Dental Materials, Inc., a Nevada corporation;

w	“Commission” refers to the Securities and Exchange Commission;

w	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

w	“Cerebain” refers to Cerebain Biotech Corp., a Nevada company; and

w	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

We were incorporated on December 18, 2007, in the State of Nevada.  We are a developmental stage biomedical company and through our wholly owned subsidiary, Cerebain Biotech Corp. (“Cerebain”), our business involves  the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum.  Under our current plan, our products will include both a medical device solution as well as a synthetic drug solution.

On January 17, 2012, the holders of a majority of our common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of our common stock from those shareholders in exchange for $296,000.  These shares represented approximately 90% of our outstanding common stock at the time of the transaction (after taking into account the cancellation of 6,000,000 shares of our common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, we closed a transaction with the shareholders of Cerebain whereby we issued 4,556,800 shares of our common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, we closed a transaction with our primary shareholder, Mr. R. Douglas Barton, whereby we sold all of our then-existing assets to Mr. Barton in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 6,000,000 shares of our common stock.  The shares were returned by Mr. Barton and were cancelled on our books on February 9, 2012.

As a result of these transactions: (i) Cerebain became our wholly-owned subsidiary, (ii) all of our officers and one of our directors resigned immediately, and we appointed one new director and retained new executive officers; and (iii) we changed our business focus from one selling disposable dental supply products at discount prices over the Internet to one focusing on researching, developing, and testing medicinal treatments utilizing omentum under a patent Cerebain licenses from Dr. Surinder Singh Saini, MD.

Our only operations are conducted through our wholly-owned subsidiary, Cerebain.  The term “we” as used throughout this document refers to Discount Dental Materials, Inc. and our wholly-owned subsidiary, Cerebain Biotech Corp.  In accordance with financial reporting for reverse merger transactions the financial reporting contained herein is only that of Cerebain and does not include Discount Dental’s financial results.

In accordance with our current business plan we have begun the processes necessary and contracted with certain third party companies to research, develop, and test certain products that could be used to treat dementia utilizing omentum, and are looking at certain third party facilities that could be utilized to research, develop and test medicinal treatments utilizing omentum, both under a patent we license from Dr. Surinder Singh Saini, MD.  Our management anticipates that we may form subsidiaries and affiliates to operate different drugs based on the intellectual property.  Although we have contracted with a firm to research, develop and test products that could be used to treat dementia utilizing omentum, in order to fully execute on that agreement, as well as hire one or more firms to research, develop and test medicinal treatments utilizing omentum, we will need to raise additional funds.

General

Description of Patent License Agreement

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we accrued rights fees of $50,000 payable to Dr. Saini, and we issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

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

According to the World Alzheimer Report this year (2010), about 35 million people have dementia worldwide.  The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

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

The global cost of care for dementia will likely exceed $604 billion this year, or 1 percent of the world's gross domestic product (GDP) according to the World Alzheimer Report (2010).  These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills.  About 70% of these costs occur in Western Europe and North America.  Such costs will continue to increase drastically as the affected population of dementia increases.

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

Principal Products and Services

Our Products

Dr. Saini is the inventor of U.S. Patent Application No. 12/361,808 and its foreign counterparts in Europe and Japan).  He is one of our founders and a medical advisor to the company.  As a practicing doctor he is a gastrointestinal specialist, and often needs to apply a gastrostomy tube to an abdominal area of a patient for surgical procedures.  In some cases when a patient having dementia underwent such surgery, Dr. Saini observed that some of symptoms of dementia became noticeably improved for at least 24 hours or longer after the surgery.  These observations led Dr. Saini to a hypothesis that stimulation of omentum can improve conditions related to dementia and such improvement may occur because the stimulation of omentum induces production and/or secretion of some biological agent(s) that can improve such conditions.

Based on these observations, Dr. Saini conducted intensive studies that led to the discovery of a potential breakthrough in the treatment of Alzheimer’s Disease.  These breakthroughs are described in Dr. Saini’s pending patent applications, which we have licensed from Dr. Saini under the patent license agreement.  More particularly, the pending patent applications describe in detail a variety of methods of isolating several biological agents from the omentum and testing the agents for their activity in treating dementia conditions.  The isolation and identification of active biological agents can be done with the omentum tissue obtained from a patient or grown in a petri-dish.  Accordingly, methods of producing the omentum tissue, possibly in a large scale, are included in the applications.

Once the active biological agent(s) are identified, a composition (e.g. various forms of medicaments) having such agents can be produced for treatment of a patient.  Alternatively, the omentum tissue/extract containing the active agents can be used to produce the composition.

With respect to treatment methods, there is a method of administering the composition having the isolated active biological agents to a patient.  The composition can be manufactured in different forms (e.g. oral medication or injection) and can be administered to a patient accordingly.  The ability to treat dementia using omentum through oral medication or injection would provide a breakthrough in the treatment of dementia using omentum, which has historically been applied only through a surgical procedure.  In addition, methods of monitoring improvement of the disease conditions after the treatment are provided in the applications.

Dr. Saini’s patent application also discloses a method for producing the omentum tissue in a petri-dish.  The growth of such material outside of the human body will permit the large scale production of material that can be used as raw materials for treatment and/or further research.

Currently, Dr. Saini has been conducting a series of scientific experiments with other experts in the research area to prove the effect and applicability of the above-listed treatment methods.

Up until now, it has been notoriously difficult to identify effective treatments for Alzheimer’s disease and other forms of dementia.  All of the efforts heretofore, have been directed to palliative treatments or addressing the three mechanisms of action discussed above.  Many once-promising therapies have been shown to address one or more of the underlying mechanisms of action; however, many such therapies fail in clinical trials because no clear improvement in mental function can be shown.  In contrast, Dr. Saini’s invention was developed based on the observation that a clear improvement in mental function was observed in patients whose omentum had been stimulated.  Thus, Dr. Saini’s invention was based on the premise that clinical improvement could be obtained rather than on a hope that affecting one of the underlying mechanisms of action would also affect mental functioning.

Another advantage of Dr. Saini’s technology is that patents were written in a manner that permitted all stages of the development of the technology to be covered.  Thus, the technology includes the direct stimulation of omentum tissue, which leads to release of the factors that can promote mental functioning.  Once it can be proven that such factors exist and are effective, the technology also provides methods for identifying what such relevant factors are and then isolating or producing such factors.  To the extent that the omentum itself is necessary to produce such factors, the invention provides that the omentum can be grown in tissue culture, and used directly or factors isolated from it. The ability to grow the tissue in culture obviates the need to obtain omentum tissue directly from patients or animals.

On May 16, 2012, we signed an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to assess our options for a medical device solution (“Initial Feasibility Study”).

Having completed the Initial Feasibility Study, we have established a development plan that should, within one year, produce medical device prototypes to be used in testing.

On September 24, 2012, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Pursuant to the agreement, we agreed to the following schedule:

i) Upon signing the agreement we will issue Sonos warrants to purchase 50,000 shares of our common stock.  The warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price of $0.20 per share.

ii) Phase 1 – Sonos will conduct a search of literature, patents, and sources for information to guide the definition of the device requirements, including, but not limited to, reviewing Dr. Saini’s patent, review other patents related to omentum, fluid extraction, and collection, stimulation, search medical literature for omentum texts, articles, research clinical studies related to the use of omentum in the treatment of omentum.  In exchange for the services, we will pay Sonos a cash payment of approximately $20,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iii) Phase 2 – Sonos will define the design objective in terms of materials, fabrication, technology, and performance.  In exchange for the services, we will pay Sonos a cash payment of approximately $19,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iv) Phase 3 – Sonos will develop a minimum of three design concepts that meet the design objectives outlined in Phase II, and document the designs in sketches, drawings, and draft specifications and estimate schedule, capital, and production costs for each approach.  In exchange for these services, we will pay Sonos a cash payment of $12,500 and 100,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

v) Phase 4 – Sonos will review concepts from Phase 3 and choose two or more of the design concepts for the development of prototypes for testing in Phase 5 (which will be pursuant to a subsequent agreement between the parties).  In exchange for these services, we will pay Sonos a cash payment of up to $350,000 and 100,000 warrants for each of the three prototypes for a total of 300,000 warrants.  In addition, should Sonos complete the first Omentum producing prototype by March 31, 2013, Sonos will receive an additional 100,000 warrants.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

The value of the warrants will be recorded as research and development expense under selling, general, and administrative expenses in the period earned.

Industry Overview

As noted above, according to the World Alzheimer Report (2010), about 35 million people have dementia worldwide.  The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

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

The global cost of care for dementia will likely exceed $604 billion this year, or 1 percent of the world's gross domestic product (GDP) according to the World Alzheimer Report (2010).  These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills.  About 70% of these costs occur in Western Europe and North America.  Such costs will continue to increase drastically as the affected population of dementia increases.

Marketing

We plan to launch a marketing campaign using a number of different channels. We plan to work with already established affiliates and partnerships to promote our products to healthcare providers and Alzheimer patients. We also plan to market directly to consumers through direct-to-consumer advertising that communicates the uses, benefits and risks of our products.  In addition, we plan to sponsor general advertising to educate the public on Alzheimer’s disease awareness, prevention and wellness, and public health issues.

There have been no significant marketing transactions as of June 30, 2012.

Customers

If we are successful in bringing a product to market, our customers will be consumers suffering through the various stages of Alzheimer’s disease.

Distribution

If we are successful in bringing a product to market we plan to distribute our products principally through wholesalers, but we will also try to sell directly to retailers, hospitals, clinics, government agencies and pharmacies.

Competition

Due to the number of people suffering from dementia, and the projected future numbers, there are several players in the dementia medication market.  Four of the five Alzheimer’s disease-inhibiting drugs approved to treat Alzheimer’s in the United States – donepezil (Aricept), galantamine (Razadyne), rivastigmine (Exelon), and tacrine (Cognex) – belong to the same class and essentially work the same way.  They reduce the breakdown in the brain of a chemical called acetylcholine, which is a chemical messenger that transmits information from nerve cell to nerve cell.  This effectively increases levels of acetylcholine in the brain, and may preserve brain function.  These drugs are generally capable, at best, of boosting memory for up to 18 months.  After that, patients continue to decline as the disease progresses.

The fifth and most recently approved drug, memantine (Namenda), works differently.  It blocks the actions of the neurotransmitter glutamate.  Glutamate is needed for memory but too much of it is toxic to nerve cells and it appears that in people with Alzheimer’s, there is too much of it (for unknown reasons).

Of these five drugs currently approved to treat Alzheimer’s in the United States, none of them “cure" Alzheimer’s disease.  They are all disease-inhibiting drugs.  Studies have found these drugs only treat symptoms of the disease and can slow a person’s mental decline and ease symptoms (especially forgetfulness and confusion), but they do not stop the disease.

All the studies indicate that when people taking any of the Alzheimer’s medicines are compared to those taking a placebo, only 10% to 20% more people taking the drug get a significant, noticeable or sustained response.  And it is the rare person who has a strong response, with marked improvement or a significant delay in the worsening of symptoms.  By another measure, one team of researchers calculated that for every three to seven people taking an Alzheimer’s drug, only one benefits at all.  Unfortunately, there is no way as yet to predict who will respond and who will have little or no benefit.

Disease-arresting drugs, however, would be a game changer.  These drugs would target what researchers believe is the root cause of Alzheimer’s: a buildup of protein called beta-amyloid or a-beta (often referred to as plaque) that is poisonous to brain cells.  If they work, doctors could administer the drugs during the earlier stages of the disease, when brain damage caused by disease is still manageable.  The drugs could then be used to keep the disease in check, giving patients the prospect of going on to live relatively normal lives.

Research and Development

Historically, efforts in the development and acquisition of innovative new products or technology have been minimal.

Liability and Insurance

We currently do not maintain a general liability insurance policy.  However, we plan on obtaining general liability insurance policy in advance of releasing products.  We believe that our anticipated insurance coverage is adequate for the types of products and services that may be marketed in the near future.  There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage, or increased coverage, will be available in the future at a reasonable cost.

Government Regulation

Our research, development and testing of potential products, including clinical trials, will be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state.  The sanctions for failure to comply with such laws, regulations, or rules could include denial of the right to conduct business, significant fines, and criminal and civil penalties.  An increase in the complexity or substantive requirements of such laws, regulations, or rules could have a material adverse effect on our business. Any change in the current regulatory requirements or related interpretations of regulatory requirement could adversely affect our operations.

Intellectual Property

Currently, our only intellectual property is the patent we are licensing from Dr. Saini.  Other than that and our trade secrets and proprietary know-how, we do not have any other intellectual property.

Employees and Contractors

As of the date of this filing, our sole officer and director, Mr. Gerald A. DeCiccio, is an independent contractor.  In addition, we also contract with others for services rendered to the company.

Facilities

Our principal executive and administrative offices, and those of Cerebain, are currently located at 13455 Noel Road, Suite 1000, Dallas, TX  75240.  Our office space is located at an executive suites location and is leased on a month to month basis.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available through the SEC's electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC's home page (http://www.sec.gov).  The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549.  Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Any investment in our securities involves a high degree of risk.  If any of the following events actually occur, our business, financial condition or results of operations would likely suffer and you could lose all or part of your investment.

Risks Related to Business Operations

We have a limited operating history and no historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development.  We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future.  We were incorporated in Nevada on December 18, 2007.  Prior to our transaction with Cerebain, our business focused on selling disposable dental supply products at discount prices over the Internet, but we did not have any material operations.  Cerebain also has a very limited operating history and no substantial operations to date.  We have no current operations and our only asset other than cash is our rights under that certain Patent License Agreement with Dr. Surinder Singh Saini, MD, dated June 10, 2010.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

We are an early stage development company with a limited operating history and no current operations.

We are an early stage development company, having been incorporated on December 18, 2007, with our wholly-owned subsidiary, Cerebain, only incorporated on February 22, 2010.  We have a limited operating history with no current operations and our only assets other than cash are our Patent Rights and Computer Equipment.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.

We may not be able to meet our future capital needs.

To date, we have not generated any revenue and we have very little cash liquidity and capital resources.  Our future capital requirements will depend on many factors, including our ability to develop our intellectual property, cash flow from operations, and competing market developments.  We will need additional capital in the near future.  Any equity financings will result in dilution to our then-existing stockholders.  Sources of debt financing may result in high interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we will be required to reduce or curtail operations.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

We have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Unless and until we are able to generate revenues, we expect such losses to continue for the foreseeable future. As discussed in our financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

Product development efforts are highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

In addition, we may also raise additional capital through additional equity offerings, and licensing our future products in development.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products.  Based on our current projections, we believe we have insufficient cash on hand to meet our obligations as they become due based on current assumptions.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date, we have relied on funding from our founders and private investment to fund operations.  We have extremely limited cash liquidity and capital resources.  Our future capital requirements will depend on many factors, including our ability to successfully test, develop, and bring to market products based on the intellectual property we are licensing under the Patent License Agreement with Dr. Surinder Singh Saini, MD, dated June 10, 2010 (“License Agreement”), manage our cash flow from operations, and competing market developments.  Our business plan requires additional funding.  Consequently, we intend to raise additional funds through private placements or other financings.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we may be required to reduce or curtail operations.  Additionally, we have substantial financial obligations under the License Agreement, which will require additional funds to be raised by us in the future.  If we are not able to raise these funds it may put us in breach under the License Agreement and/or not enable us to properly prosecute the patent application that is the subject of the License Agreement.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of June 30, 2012 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity.  The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession.  We may face significant challenges if conditions in the capital markets do not improve.  Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans.  Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for Alzheimer’s and dementia medications is highly competitive and is becoming more so, which could hinder our ability to successfully market our products.  We may not have the resources, expertise or other competitive factors to compete successfully in the future.  We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do.  As a result, these competitors may be able to:

•	develop and expand their product offerings more rapidly;
•	adapt to new or emerging changes in customer requirements more quickly;
•	take advantage of acquisition and other opportunities more readily; and
•	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

We may not be able to compete with our competitors in the biotechnology industry because many of them have greater resources than we do and they are further along in their development efforts.

The pharmaceutical and biotechnology industry is intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies.  Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials.  We expect to continue to experience significant and increasing levels of competition in the future.  In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

Our business depends substantially on the continuing efforts of our senior management and other key personnel, including Dr. Saini, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior management and other key personnel, including Dr. Saini. In particular, we rely on the expertise and experience of Gerald DeCiccio, our Chief Executive Officer and President regarding his experience as an officer and director of a publicly-traded over-the-market company, and of Dr. Saini, our Principal Scientist, regarding his knowledge of omentum and the medical community. If either Mr. DeCiccio or Dr. Saini are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, and key employees.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management beyond what we have today.  We will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short period of time by aggressively marketing our products, once developed.  The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel.  We intend to hire additional personnel in order to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology.  To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;
•	Issued patents may not provide us with any competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be very costly and could distract our management from focusing on operating our business.  The existence and/or outcome of any such litigation could harm our business.

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties.  In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority and patentability of inventions.  The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities.  An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.  For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony.  This disclosure could have a material adverse effect on our business and our financial results.

If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if such clearances or approvals are delayed, we will be unable to distribute our products in a timely manner, or at all, which could significantly disrupt our business and materially and adversely affect our sales and profitability.

The sale and marketing of our products are subject to regulation in the countries where we intend to conduct business. For a significant portion of our products, we need to obtain and renew licenses and registrations with the FDA, and its equivalent in other markets. The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

In particular, as we enter foreign markets, we lack the experience and familiarity with both the regulators and the regulatory systems, which could make the process more difficult, more costly, more time consuming and less likely to succeed.

If we fail to comply with regulatory requirements, regulatory agencies may take action against us, which could significantly harm our business.

Marketed products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and other regulatory bodies.  In addition, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to ongoing review and periodic inspections.  We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, current Good Manufacturing Practices (“cGMP”) regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements.

The cGMP regulations also include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Regulatory agencies may change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements.

We face uncertainty related to healthcare reform, pricing and reimbursement, which could reduce our revenue.

In the United States, President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which is expected to substantially change the way health care is financed by both governmental and private payors. PPACA provides for changes to extend medical benefits to those who currently lack insurance coverage, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical industry in a number of ways, further listed below. By extending coverage to a larger population, PPACA may substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as the creation of a government-sponsored healthcare insurance source, or some combination of both. Such restructuring of the coverage of medical care in the United States could impact the extent of reimbursement for prescribed drugs, including our product candidates, biopharmaceuticals, and medical devices. Some of the specific PPACA provisions, among other things:

•	Establish annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning 2011;

•	Increase minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;

•	Extend manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	Establish a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•
Require manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011; and

•	Increase the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010.

If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

We are also subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.  The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes.  A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.  In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.  Moreover, some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing, including the tracking and reporting of gifts, compensation, and other remuneration to physicians.  The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013.  Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year.  Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.  Finally, under PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians.

We expect to rely entirely on third parties for international registration, sales and marketing efforts.

In the event that we attempt to enter into international markets, we expect to rely on collaborative partners to obtain regulatory approvals and to market and sell our product(s) in those markets.  We have not yet entered into any collaborative arrangement.  We may be unable to enter into any other arrangements on terms favorable to us, or at all, and even if we are able to enter into sales and marketing arrangements with collaborative partners, we cannot assure you that their sales and marketing efforts will be successful.  If we are unable to enter into favorable collaborative arrangements in international markets, or if our collaborators’ efforts are unsuccessful, our ability to generate revenues from international product sales will suffer.

We may become subject to litigation for infringing the intellectual property rights of others.

Others may initiate claims against us for infringing on their intellectual property rights. We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation, we may be required to pay damages, including punitive damages. In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us. We also may be required to cease offering the affected products while a determination as to infringement is considered. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

We do not maintain any insurance, and if we were found liable for a claim, we may be forced to expend significant capital to resolve the claim.

We currently do not have any insurance. As a result, if we were found to be liable for a claim any monetary damages awarded to a third party against us would have to be paid by us and we do not currently have sufficient funds to pay for a claim against us.  Additionally, if we decide to obtain insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

Our future research and development projects may not be successful.

The successful development of pharmaceutical products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for new products for which we may obtain an approval certificate is long.

There is no assurance that all of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

We do not currently have any products and the development of products, including clinical trials, are expensive, time-consuming and difficult to design and implement.

We do not currently have any products and the development of products, including clinical trials, are expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements.  The research, testing and development process for new drugs is time-consuming and expensive.  The clinical trial process is also expensive, time consuming, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols

In addition, we (or the FDA), may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory bodies find serious deficiencies in our investigational new drug, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

We do not have experience as a company conducting Early-Stage or Large-Scale clinical trials, or in other areas required for the successful commercialization and marketing of our product candidates.

Negative or limited results from any current or future clinical trial could delay or prevent further development of our product candidates which would adversely affect our business.

We have no experience as a company in conducting early-stage, large-scale, late-stage clinical trials.  In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all.  Large-scale trials would require either additional financial and management resources, or reliance on third-party clinical investigators, clinical research organizations (“CROs”) or consultants.  Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.  Any such delays could have a material adverse effect on our business.

We also do not currently have marketing and distribution capabilities for our product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process.  We may enter into agreements with third parties that would be responsible for marketing and distribution.  However, these third parties may not be capable of successfully selling any of our product candidates.  The inability to commercialize and market our product candidates could materially affect our business.

Failure to recruit, enroll, and retain patients for clinical trials may cause the development of our product candidates to be delayed or development costs to increase substantially.

We may experience delays in patient enrollment for our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•	competition for patients by clinical trial programs for other treatments.

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of subjects available to us, because some patients who might have opted to enroll in our trials opt to enroll in a trial being conducted by one of our competitors.  Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of subjects who are available for our clinical trials in such clinical trial site.  Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates.

Any products we develop may not achieve or maintain widespread market acceptance.

The success of any products we develop based on the intellectual property will be highly dependent on market acceptance.  We believe that market acceptance of any products will depend on many factors, including, but not limited to:

•	the perceived advantages of our products over competing products and the availability and success of competing products;
•	the effectiveness of our sales and marketing efforts;
•	our product pricing and cost effectiveness;
•	the safety and efficacy of our products and the prevalence and severity of adverse side effects, if any; and
•	publicity concerning our products, product candidates or competing products.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective or otherwise render our products obsolete, we may experience a decline in demand for our products.  If we are unable to market and sell any products we develop successfully, our business, financial condition, results of operations and future growth would be adversely affected.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological changes. A large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and other countries. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

Our drug-development program will depend upon third-party research scientists who are not subject to our control.

We will depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If our collaborators assist our competitors at our expense, our competitive position and business could be materially and adversely affected.

We may have significant product liability exposure because we do not maintain product liability insurance.

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our drugs during a clinical trial adversely affects or causes the death of a patient.  Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all.  Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

Our officers and directors and principal shareholders as a group beneficially own approximately 59% of the outstanding common stock.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Risks Related to Ownership of Our Common Stock

Our Articles of Incorporation authorize our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

Our Articles of Incorporation limits the liability of members of the Board of Directors.

Our Articles of Incorporation limits the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed. We are organized under Nevada law.  Accordingly, except in limited circumstances, our directors will not be liable to our stockholders for breach of their fiduciary duties.

Provisions of our Articles of Incorporation, bylaws and Nevada corporate law have anti-takeover effects.

Some provisions in our Articles of Incorporation and bylaws could delay or prevent a change in control of us, even if that change might be beneficial to our stockholders.  Our Articles of Incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders.  In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine.  Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common stock.

In addition, we are subject to Nevada statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of us. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Nevada statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by our shareholders or others as beneficial transactions.

The issuance of additional common stock and/or the resale of our issued and outstanding common stock could cause substantial dilution to investors.

Our Articles of Incorporation authorize the issuance of up to 249,000,000 shares of common stock and 1,000,000 shares of preferred stock.  Our Board of Directors has the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval.  Future issuances of common stock could represent further substantial dilution to investors.  In addition, the Board of Directors could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTC Bulletin Board under the symbol “DDOO.” There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market.  The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Our common stock is quoted only on The OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on The OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of our shares on The OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future.

If we are unable to adequately fund our operations, we may be forced to voluntarily file for deregistration of our common stock with the Commission.

Compliance with the periodic reporting requirements required by the Commission consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us.  If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the Commission.  If we file for deregistration, our common stock will no longer be listed The OTC Bulletin Board, and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be tradable on the OTC Markets “Pink Sheets.”

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, and other factors.  If results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers.  In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of its securities.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to Biomedical Industry companies;
•	changes in financial estimates or recommendations by securities analysts;
•	announcements of innovations or new products or services by us or our competitors;
•	the emergence of new competitors;
•	operating and market price performance of other companies that investors deem comparable;

•	changes in our board or management;
•	sales or purchases of our common stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations; and
•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experience a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our shares of common stock become a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

Compliance with rules and regulations concerning corporate governance may be costly, which could harm our business.

We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements. The Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the Securities and Exchange Commission regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with these rules and regulations has increased our legal and financial compliance costs, which have had, and may continue to have, an adverse effect on our profitability.

Our internal financial reporting procedures are still being developed.  We will need to allocate significant resources to meet applicable internal financial reporting standards.

We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are taking steps to develop and adopt appropriate disclosure controls and procedures.

These efforts require significant time and resources.  If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles in the United States of America and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 (“AS 5”) which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  Although we intend to augment our internal control procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective.  If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

The forward looking statements contained in this Annual Report may prove incorrect.

This Annual Report contains certain forward-looking statements, including among others:  (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for developing products based on our intellectual property; and (iii) our ability to distinguish ourselves from our current and future competitors.  These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the wound care industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace.  In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive and administrative offices, and those of Cerebain, are currently located at 13455 Noel Road, Suite 1000, Dallas, TX  75240.

Due to anticipated growth, the Company is in the process of looking for new space for its headquarters and customer service operations.  The Company believes that it will be able to locate such space on reasonable rates and terms.

Item 3. Legal Proceedings

Certain conditions may exist as of the date the financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 4.  Mine Safety Disclosures

There is no information required to be disclosed by us under this Item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “DDOO.”  We were listed on September 19, 2011.  There are 31,180,001 shares outstanding.  The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

Fiscal Year ended June 30, 2012

	High	Low
First Quarter	$--	$--
Second Quarter	$--	$--
Third Quarter	$2.99	$0.80
Fourth Quarter	$2.60	$1.01

Fiscal Year ended June 30, 2011

	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

N/A – Not applicable

(b)	Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on September 21, 2012 was 97.  Many of the shares of our common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

(c)           Dividends

We do not expect to pay cash dividends in the next term.  We intend to retain future earnings, if any, to provide funds for operation of our business.

(d)           Equity Compensation Plans

As of the date of this filing, we have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities

On June 18, 2012, we entered into an unsecured $240,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of previous Promissory and Convertible Notes totaling $240,000 with the same Noteholder.  Such notes were voided as a result. Under the terms of the Consolidation Note, it matures June 30, 2014, accrues interest at 6% per annum beginning July 1, 2012, is convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On May 10, 2012, we entered into a stock purchase agreement with a third party, under which we issued him 200,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,000, net of offering costs of $12,000.  The stock purchase agreement includes piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Item 6.  Selected Financial Data

Because we are a smaller reporting company, this Item 6 is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects, “and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements, which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading “Risk Factors” in Part I, Item 1A. These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

Under our current business plan we intend to research, develop, and test medicinal treatments utilizing omentum under a patent we license from Dr. Surinder Singh Saini, MD.  Our management anticipates that we may form subsidiaries and affiliates to operate different drugs based on the intellectual property.

Agreement with Dr. Saini

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we accrued rights fees of $50,000 payable to Dr. Saini, and we issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.  In addition, Dr. Saini will have the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

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

Agreement with Sonos

On September 24, 2012, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to issued in stages once certain developmental thresholds are achieved.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations of Cerebain includes the following sections:

•	Plan of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Development Stage Company

•	Fiscal Year End

•	Going Concern

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Off-Balance Sheet Arrangements

•	Inflation

Plan of Operations

As a development-stage enterprise, we have had no operating revenues through June 30, 2012.  At June 30, 2012 our cash balance was negligible.

Our plan of operations consists of:

•	We will work with device manufacturers’ to develop a medical device while also pursuing with researchers and universities to develop a synthetic drug solution.

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

On May 16, 2012, we signed an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to assess our options for a medical device solution (“Initial Feasibility Study”).

Having completed the Initial Feasibility Study, we have established a development plan that should, within one year, if we have sufficient funding, produce medical device prototypes to be used in testing.  In furtherance of this development plan we entered into the agreement with Sonos on September 24, 2012, which is detailed above.

Results of Operations

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Revenue

For the Fiscal years ended June 30, 2012 and June 30, 2011, we have not generated any revenues.

Operating expenses

Operating expenses increased by $561,222 or 144.7%, to $949,114 in the fiscal year ended June 30, 2012 from $387,892 in the fiscal year ended June 30, 2011 primarily due to our purchase of  Discount Dental Materials, Inc. public company, as well as increases in legal and audit fees, investor relations costs, and travel costs.

Operating expenses for the fiscal year ended June 30, 2012 were comprised of purchase of Discount Dental Materials, Inc. common stock of $397,000; $354,000 in consulting services costs; legal and accounting costs of $82,837; investor relations costs of $10,000; travel costs of $84,059; loan interest costs of $13,058; research and development costs of $4,078; depreciation expense of $855; and $3,227 of other operating expenses, primarily bank fees.

Operating expenses for the fiscal year ended June 30, 2011 were comprised of $351,813 in consulting services costs; compensation expense of $10,650 for founder’s shares; travel costs of $14,128; marketing costs of $1,500; and $9,801 of other operating expenses, primarily legal costs.

Net loss before income taxes

Net loss before income taxes for the fiscal year ended September 30, 2012 totaled $949,114 primarily due to purchase of shell, consulting services costs, legal and accounting costs, and travel costs compared to $387,892 for the fiscal year ended June 30, 2011 primarily due to consulting services costs, travel costs, and compensation expense.

Assets and Liabilities

Assets were $88,442 as of June 30, 2012.  Assets consisted of cash of $4,185, computer equipment of $357, and patent rights of $83,900.  Liabilities were $594,863 as of June 30, 2012.  Liabilities consisted primarily of accounts payable of $42,767, related party payable of $369,283, notes payable to stockholders of $75,000, and Convertible note to stockholder, net of debt discount of $107,813.

Stockholders’ Deficit

Stockholders’ deficit was $(506,421) as of June 30, 2012.  Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs, beneficial conversion feature associated with convertible note of $135,000, and shares issued for patent rights totaling $6,600, offset primarily by the deficit accumulated during the development stage of $1,453,805 at June 30, 2012.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $3,439 in the fiscal year ending June 30, 2012 resulting from cash provided by financing activities of $942,394, offset partially by cash used in operating activities of $930,955, and cash used in investing activities of $8,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Fiscal Year Ended June 30,
	2012	2011

Cash at beginning of period	$746	$220
Net cash used in operating activities	(930,955)	(142,953)
Net cash used in investing activities	(8,000)	(21,011)
Net cash provided by financing activities	942,394	164,490
Cash at end of period	$4,185	$746

Cash Flows from Operating Activities – For the fiscal year ending June 30, 2012, net cash used in operations was $930,955 compared to net cash used in operations of $142,953 for the fiscal year ending June 30, 2011.  Net cash used in operations was primarily due to a net loss of $(949,114) for fiscal year ending June 30, 2012, accretion of debt discount of $2,813, depreciation expense of $855, and the changes in operating assets and liabilities of $14,491, primarily due to the increase in accounts payables.

Cash Flows from Investing Activities – Net cash flows used in investing activities was $8,000 in the fiscal year ending June 30, 2012, compared to net cash used of $21,011 in the same period in 2011.  Net cash used in investing in the fiscal years ending June 30, 2012 and 2011 was primarily due to capitalized patent costs of $8,000 and $19,300, respectively.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the fiscal year ending June 30, 2012 was $942,394, compared to net cash provided of $164,490 in the same period in 2011.  The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock, net of offering costs, of $632,884, and notes payable to stockholders, net of repayments, of $309,510.

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

Short-Term Note Payables

In fiscal year 2011, we borrowed $19,490 from a stockholder for working capital purposes.  The note payable pays no interest and is unsecured.  As of June 30, 2012, the note has been paid in full.

Old Note

On July 31, 2011, we entered into an unsecured $60,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and accrued interest at six (6) percent per annum.

On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with a stockholder.

The Convertible Note matures in six (6) months, accrued interest at six (6) percent per annum, the holder is entitled to convert at $0.32 per share into the Company’s common stock, and provided for potential adjustments, as defined.

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued.  In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.  In addition, there was no beneficial conversion feature since the conversion price was not lower than the estimated fair value of the Company’s common stock on the date of the transaction.

On February 1, 2012, we entered into an unsecured $80,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and accrued interest at six (6) percent per annum.

On June 18, 2012, we entered into a $240,000 principal amount convertible promissory note with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid.  We did not receive additional funds under the note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder did loan us an additional $75,000 under the terms of a separate promissory note (non-convertible).  Under the terms of the note, it matures June 30, 2014, accrues interest at 6% per annum beginning July 1, 2012, is convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into.  We first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded.  The Company determined that there were no free standing features.  The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income.  We determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted for the Consolidation Note as conventional convertible debt.

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, and is accreting the discount to interest expense over the 24 month term of the Consolidation Note.

New Notes

On June 12, 2012, we entered into an unsecured $75,000 principal amount promissory note with the Noteholder who is also a stockholder.  This note, as amended, matures on September 30, 2012 and accrues interest beginning on the maturity date at 7.5% per annum.  We determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements.

On July 25, 2012, the Company entered into an unsecured $100,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on September 30, 2012 and pays interest at seven and one-half (7.5) percent per annum at maturity.

On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

Equity Financing

On September 17, 2012, the Company initiated a private placement offering of 5,000,000 shares of the Company’s restricted (as that term is defined by Rule 144 of the Securities Act of 1933) common stock at a price of $1.10 per share.  Issuance costs paid for broker and finder’s fees will offset against capital raised.  As Noted above, pursuant to our agreement with Dr. Saini, Dr. Saini has the right to participate in certain offerings of our securities by selling his shares in the offering up to 10% of the total shares sold in the offering.  If Dr. Saini does elect to participate in an offering then the proceeds received by the Company from the offering would be reduced by approximately 10%.

On May 10, 2012, we entered into a stock purchase agreement with a third party, under which we issued him 200,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,000, net of offering costs of $12,000.  The stock purchase agreement includes piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

On November 18, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued them 187,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for approximately $66,657, net of offering costs of approximately $10,343.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

On July 1, 2011, Cerebain entered into a stock purchase agreement with a third party, under which it issued him 12,500 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $1.00 for a total of $8,800, net of offering costs of $1,200. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of the business.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended June 30, 2012. We had a deficit accumulated during the development stage of $1,453,805 and $504,691 at June 30, 2012 and 2011, respectively, and had a net loss of $949,114 for the fiscal year ending June 30, 2012 and $387,892 for the fiscal year ended June 30, 2011, and net cash used in operating activities of $930,955 for the fiscal year ending June 30, 2012 and $142,953 for the fiscal year ended June 30, 2011, with no revenue earned since inception.

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

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page F-8.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-K in this document, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended June 30, 2012, the Company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented nor are they reviewed and approved by anyone other than the CFO, who is also the CEO and sole director of the Company.

These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers and the positions with the Company held by each person.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Gerald A DeCiccio	55	President, Secretary, Treasurer and a Director

Gerald A. DeCiccio

Mr. DeCiccio has been our sole officer and director since our inception.  From June 2007 until April 2012, Mr. DeCiccio has also been the Vice President and Corporate Controller of Ritz Interactive, Inc. From February 2010 to February 2011, Mr. DeCiccio was also the Chief Financial Officer of Worldwide Energy & Manufacturing USA, Inc.  Prior to that he was the Chief Financial Officer and a board member of GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc. (Mr. DeCiccio took GTC public in 1999) and Chief Financial Officer for National Telephone & Communications, Inc. In his positions as Chief Financial Officer of Worldwide, GTC, Perfexa and National, he managed the finance, accounting, SEC reporting, treasury, human resources, investor relations, and legal departments. Mr. DeCiccio also held senior financial roles at Newport Corporation and Parker Hannifin Corporation and was a Supervising Senior Accountant for Ernst and Young. He has also been a member of the Board of Directors and Audit Committee for Interplay Entertainment, Inc., GT Data Corp., and Worldwide Energy & Manufacturing USA, Inc.  Mr. DeCiccio was also a director of Longwei Petroleum Investment Holding Ltd., a public company listed on the AMEX (LPH) from March 22, 2010 to December 15, 2011.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us during the fiscal year ended June 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither us nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Legal Proceedings

Certain conditions may exist as of the date the financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Committees

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

We maintain a Technology Committee to assist the Board of Directors by reviewing and evaluating our research and development programs.  Dr. Saini serves as our Principal Scientist and Chairman of our Technology Committee.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. DeCiccio is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee

Indemnification of Directors and Officers

Articles IX of our Articles of Incorporation provides the following:

The personal liability of the directors of the corporation is hereby eliminated to the fullest extent permitted by paragraph 1 of Section 78.037 of the General Corporation Law of the State of Nevada, as the same may be amended and supplemented.

Articles X of our Articles of Incorporation provides the following:

The corporation shall, to the fullest extent permitted by Section 78.751 of the General Corporation Law of the State of Nevada, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all expenses, liabilities, or other matters referred to in or covered by said section.

Item 11.  Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Gerald DeCiccio, our current President and Chief Executive Officer, Chief Financial Officer and Secretary, R. Douglas Barton, our former President, Chief Executive Officer and Chief Financial Officer, and James Barton, our former Vice President and Secretary for all services rendered in all capacities to us in fiscal years ended June 30, 2012, 2011 and 2010.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the fiscal years ended fiscal years ended June 30, 2012, 2011 and 2010.

Name and Principal Position	Fiscal Year	Salary($)(2)	Bonus($)	All Other Compensation ($)	Total($)(2)
Gerald DeCiccio (1)	2012	$28,730	$0	$0	$28,730
President and	2011	$13,570	$0	$0	$13,570
Chief Executive Officer	2010	$0	0	0	0

R. Douglas Barton (3)	2011	$0	$0	$0	$0
Former CEO, CFO and	2010	$0	$0	$0	$0
COA

James Barton (3)	2011	$0	$0	$0	$0
Former VP and Secretary	2010	$0	$0	$0	$0

(1) On February 9, 2012, we acquired Cerebain in a reverse acquisition transaction and, in connection with that transaction, Mr. DeCiccio was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary.

(2) Includes amounts paid to Mr. DeCiccio by Cerebain.  During Cerebain’s fiscal years ended June 30, 2012, 2011, and 2010 Cerebain paid Mr. DeCiccio $28,730, $13,570 and $0, respectively.

(3) R. Douglas Barton and James Barton resigned as executive officers of the Company, effective February 9, 2012.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended June 30, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gerald A. DeCiccio	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

R. Douglas Barton (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

James Barton (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Former executive officer.

Employment Agreements

Currently, none of our officers or directors is subject to an employment agreement.  However, Cerebain does have a consulting agreement with Mr. Gerald A. DeCiccio, its and our sole officer and director, under which we compensate Mr. DeCiccio $5,000 per month plus medical benefits.  This contract, as amended on January 1, 2012, is for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renews for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term.

Compensation of Directors

Our directors do not receive any compensation for serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of September 21, 2012 by (i) each person known by Discount Dental to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers.  Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Gerald A. DeCiccio (3)	625,000		2.0%

Dr. Surinder Singh Saini, MD	8,250,000		26.5%

Teg S. Sandhu	7,612,500		24.4%

Harbans K. Sandhu	1,875,000		6.0%

Brad Vroom	3,186,666	(4)	9.9%

All Officers and Directors as a Group (1 Persons)	625,000		2.0%

(1)
Based on 31,180,001 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Cerebain Biotech Corp., 13455 Noel Road, Suite 1000, Dallas, TX 75240.

(3)	Indicates an officer and/or director of the Company.

(4)
Includes 686,666 shares of our common stock that Mr. Vroom could acquire under convertible notes he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Vroom to own more than 9.9% of our common stock.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above.  We do not have an investment advisor.  There are no current arrangements which will result in a change in control.

Equity Compensation Plans

As of the date of this filing, we have not adopted any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, Discount Dental has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years.

On January 17, 2012, Discount Dental entered into a Spinoff Agreement with R. Douglas Barton, who was one of its officers and directors, as well as its largest shareholder, under which it agreed to sell all of its assets in exchange for all of its liabilities and the return by Mr. Barton of 6,000,000 shares of Discount Dental’s common stock.  This transaction closed on February 9, 2012.  As a result of the Spinoff Agreement Discount Dental ceased to be a company engaged in the disposable dental products market.  The Spinoff Agreement was approved by a majority of Discount Dental’s shareholders and a majority of Discount Dental’s non-interested shareholders.

On June 10, 2010, Discount Dental’s wholly-owned subsidiary, Cerebain, entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which it acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement Cerebain issued Dr. Saini 6,600,000 shares of its common stock, restricted in accordance with Rule 144.  As a result Dr. Saini became Cerebain’s largest shareholder.  As a result of the Share Exchange transaction Dr. Saini is now one of our largest shareholders.  The agreement also provides for a one-time payment of $50,000 due within ninety (90) days of the date of signing (as of the date of this filing, the one-time payment is fully paid), and a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products.  The agreement also provides for yearly minimum royalty payments of $50,000 for each of the fourth, fifth, and sixth anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement.  In addition, Dr. Saini will have the option to participate in the sale of equity by the Company, up to ten percent (10%) of the money raised, in exchange for his shares. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

In fiscal year 2011, Cerebain borrowed $19,490 from a stockholder for working capital purposes.  The note payable pays no interest and is unsecured.  As of the date of this filing, the note payable has been repaid.

Cerebain has a consulting agreement with our officer, director, and stockholder under which he is compensated $5,000 per month, plus medical benefits.  This contract, as amended on January 1, 2012, is for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renews for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term.

Cerebain has a consulting agreement with a stockholder to provide accounting and administrative support, under which she is compensated $1,500 per month.  This contract is for twelve (12) months beginning September 2010 (“Initial Term”), automatically renews for one (1) successive twelve (12) month term after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term.

Cerebain has consulting agreements with two (2) of our stockholders, under which we compensate each of these stockholders $10,000 per month plus medical benefits.  These contracts, as amended on January 1, 2012, are for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renew for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term.

Employment Agreements and Compensation of Officers and Directors

Currently, none of our officers or directors is subject to an employment agreement, and none is paid a regular salary or other compensation.  However, we do have a consulting agreement with Mr. Gerald A. DeCiccio, our sole officer and director, under which we compensate Mr. DeCiccio $5,000 per month, plus $1,000 per month for medical benefits.

Item 14.  Principal Accounting Fees and Services

Audit-Related Fees

The aggregate fees billed in 2012 by Windes & McClaughry Accountancy Corporation for the review of the Company’s statements included in our quarterly reports on Form 10-Q for March 31, 2012, December 31, 2011, and September 30, 2011 were $11,000.

The aggregate fees billed by Windes & McClaughry Accountancy Corporation for the audit of our financial statements in 2011 were $15,000.

Tax Fees

We did not incur any fees for tax services for fiscal year ended 2012.

All Other Fees

Windes & McClaughry Accountancy Corporation did not bill us for any products and services other than the foregoing during the fiscal years ended 2012 and 2011.

Item 15. Exhibits, Financial Statement Schedules.

(a) The Exhibits listed below are filed as part of this Annual Report.

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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 28, 2012
Discount Dental Materials, Inc. a Nevada corporation

By:	/s/ Gerald DeCiccio
Gerald DeCiccio
President and Chief Executive Officer

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Discount Dental Materials, Inc.:

We have audited the consolidated balance sheets of Discount Dental Materials, Inc. and subsidiary (a development stage company) (collectively, the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended June 30, 2012 and 2011 and for the period from February 22, 2010 (date of inception) through June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discount Dental Materials, Inc. and subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended June 30, 2012 and 2011 and for the period from February 22, 2010 (date of inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations, has negative working capital of approximately $483,000 and a deficit accumulated during the development stage of approximately $1,454,000 at June 30, 2012. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Windes & McClaughry
Irvine, California
September 28, 2012

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$4,185	$746
Total current assets	4,185	746

Long-term assets:
Computer equipment, net	357	1,212
Patent rights	83,900	75,900
Total long-term assets	84,257	77,112

Total assets	$88,442	$77,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$42,767	$9,449
Related party payables	369,283	388,110
Notes payable to stockholders	75,000	5,490
Total current liabilities	487,050	403,049

Long term liabilities:
Convertible note to stockholder, net of debt discount of $132,187	107,813	-
Total Long term liabilities	107,813	-

Total liabilities	594,863	403,049

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
31,180,001 and 29,425,001 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively)	31,180	29,425
Additional paid in capital	916,204	150,075
Deficit accumulated during the development stage	(1,453,805)	(504,691)
Total stockholders’ deficit	(506,421)	(325,191)

Total liabilities and stockholders’ deficit	$88,442	$77,858

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended June 30,		February 22, 2010 (date of inception) through
	2012	2011	June 30, 2012

Operating Expenses
Selling, general and administrative expenses	$551,259	$385,893	$1,053,950
Marketing expenses	--	1,500	1,500
Purchase of shell	397,000	-	397,000
Depreciation	855	499	1,355
Total operating expenses	949,114	387,892	1,453,805
Net operating loss	(949,114)	(387,892)	(1,453,805)

Loss before income taxes	(949,114)	(387,892)	(1,453,805)
Income taxes	--	--	--
Net loss	$(949,114)	$(387,892)	$(1,453,805)

Loss per share:
Basic and diluted loss per share	$(0.03)	$(0.02)
Basic and diluted weighted average shares outstanding	30,363,440	25,402,295

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock # of Shares	Common Stock Amount	Common Stock Issuable	Additional Paid in Capital	Deficit Accumulated During the Development stage	Total Stockholders’ Deficit

Balance, February 22, 2010 (date of inception)	-	$-	$-	$-	$-	$-

Estimated fair market value of stock issued to founders	4,062,500	4,063	-	(813)	-	3,250
Estimated fair market value of stock issuable for patent rights	-	-	6,600	-	-	6,600
Net loss for the year	-	-	-	-	(116,799)	(116,799)
Balance, June 30, 2010	4,062,500	4,063	6,600	(813)	(116,799)	(106,949)
Estimated fair market value of stock issued to founders	13,312,500	13,312	-	(2,662)	-	10,650
Estimated fair market value of stock issued for patent rights	8,250,000	8,250	(6,600)	(1,650)	-	-
Shares issued for fund raising at $0.16 per share	1,250,000	1,250	-	198,750	-	200,000
Shares issued for fund raising at $0.40 per share	50,000	50	-	19,950	-	20,000
Free trading shares as a result of reverse merger	2,500,001	2,500	-	(2,500)	-	-
Offering costs associated with shares issued for fundraising	-	-	-	(61,000)	-	(61,000)
Net loss for the year	-	-	-	-	(387,892)	(387,892)
Balance, June 30, 2011	29,425,001	$29,425	$-	$150,075	$(504,691)	$(325,191)
Shares issued for fund raising at $0.40 per share	1,555,000	1,555	-	620,445	-	622,000
Shares issued for fund raising at $0.50 per share	200,000	200	-	99,800	-	100,000
Offering costs associated with shares issued for fundraising	-	-	-	(89,116)	-	(89,116)
Beneficial conversion feature associated with convertible note	-	-	-	135,000	-	135,000
Net loss for the year	-	-	-	-	(949,114)	(949,114)
Balance, June 30, 2012	31,180,001	$31,180	$-	$916,204	$(1,453,805)	$(506,421)

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended		February 22, 2010 (date of inception)
	June 30,		through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(949,114)	$(387,892)	$(1,453,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	855	499	1,354
Accretion of debt discount	2,813	-	2,813
Supplies contributed for founder’s shares	-	10,650	10,650
Changes in operating assets and liabilities:
Accounts payable	33,318	7,680	42,767
Related party payables	(18,827)	226,110	319,283
Net cash used in operating activities	(930,955)	(142,953)	(1,076,938)

Cash flows from investing activities:
Capitalized patent costs	(8,000)	(19,300)	(27,300)
Purchases of computer equipment	-	(1,711)	(1,711)
Net cash used in investing activities	(8,000)	(21,011)	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	632,884	159,000	791,884
Repayment of notes payable to stockholders	(5,490)	(14,000)	(19,490)
Notes payable to stockholders	315,000	19,490	334,490
Net cash flows provided by financing activities:	942,394	164,490	1,110,134

Net change in cash and cash equivalents	3,439	526	4,185
Cash and cash equivalents- beginning of period	746	220	-
Cash and cash equivalents- end of period	$4,185	$746	$4,185

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock issuable	$-	$-	$56,600
Issuance of common stock issuable	$-	$6,600	$6,600
Beneficial conversion feature on convertible note	$135,000	$-	$135,000
Conversion of short term notes payable into long term note payable	$240,000	$-	$240,000

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Cerebain Biotech Corp. was incorporated on February 22, 2010, in the State of Nevada, as Cerebain Biotech Corp.  As of June 30, 2012, the Company had not yet commenced operations.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,453,805 and $504,691 at June 30, 2012 and June 30, 2011, respectively, had a net loss of $949,114 and $387,892 for the fiscal years ended June 30, 2012 and 2011, respectively, and net cash used in operating activities of $930,955 and $142,953 for the fiscal years ended June 30, 2012 and 2011, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Discount Dental Materials, Inc. and its wholly-owned subsidiary, Cerebain Biotech Corp. (collectively referred to as the “Company”).  There are no material intercompany transactions.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended June 30, 2012 and 2011.

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs charged to operations for the years ended June 30, 2012 and 2011 were $4,078 and none, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2012, and June 30, 2011, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

Basic and Diluted Earnings Per Share

Basic earnings (loss) per common stock is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible notes.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•	Warrants,

•	Convertible notes,

•	Employee stock options, and

•	Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings Per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options, warrants, and convertible notes are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Legal

The Company is not involved in any legal matters arising in the normal course of business.  While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – COMPUTER EQUIPMENT

Computer equipment consisted of the following:

	June 30, 2012	June 30, 2011

Computer equipment	$1,711	$1,711
	1,711	1,711
Less: accumulated depreciation	(1,354)	(499)

Total	$357	$1,212

NOTE 6 – PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement the Company has accrued rights fees of $50,000 payable to Dr. Saini, and the Company issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.  In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

The patent will have an estimated useful life of 20 years based on the term of the patent.  Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

The Company paid legal fees totaling $8,000 and $19,300 related to the patent during the fiscal years ended June 30, 2012 and 2011, respectively.

NOTE 7 – NOTES PAYABLE TO STOCKHOLDERS

Old Note

On February 1, 2012, Cerebain entered into an unsecured $80,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 we restructured the terms of the note with the noteholder as described below.

On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with a stockholder. The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into the Company’s common stock, and provided for potential adjustments, as defined. To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. This agreement meets the definition of conventional convertible debt and there was no beneficial conversion feature since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the date of transaction. On June 18, 2012 we restructured the terms of the note with the noteholder as described below.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

On July 31, 2011, the Company entered into an unsecured $60,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity.  On June 18, 2012 we restructured the terms of the note with the noteholder as described below.

On June 18, 2012, the Company entered into an unsecured $240,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid.  The Company did not receive additional funds under the Consolidation Note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder did loan us an additional $75,000 under the terms of a separate promissory note (non-convertible).  Under the terms of the Consolidation Note, it matures June 30, 2014, accrues interest at 6% per annum beginning July 1, 2012, is convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into.  The Company first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded.  The Company determined that there were no free standing features.  The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income.  The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt.  The Company then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, and is accreting the discount to interest expense over the 24 month term of the Consolidation Note.  The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

New Note

On June 12, 2012, we entered into an unsecured $75,000 principal amount promissory note with the Noteholder who is also a stockholder.  This note, as amended, matures on September 30, 2012 and accrues interest beginning on the maturity date at 7.5% per annum.  We determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements.

Accrued interest at June 30, 2012 totaled $9,550 and is included in related party payables.

Note payable to stockholder at June 30, 2011 represents monies borrowed from a stockholder for working capital purposes.  The note payable pays no interest and is unsecured.  As of June 30, 2012, the note has been paid in full.

As of June 30, 2012, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2013	$75,000
2014	$240,000

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE 8 – STOCK TRANSACTIONS

On May 10, 2012, we entered into a stock purchase agreement with a third party, under which we issued him 200,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,000, net of offering costs of $12,000.  The stock purchase agreement includes piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

On January 17, 2012, the holders of a majority of the Company’s common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of the Company’s common stock from those shareholders in exchange for $296,000.  These shares represent approximately 90% of the Company’s outstanding common stock (after taking into account the cancellation of 6,000,000 shares of its common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, the Company closed a transaction with the shareholders of Cerebain whereby it issued 4,556,800 shares of its common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, the Company closed a transaction with its primary shareholder, Mr. R. Douglas Barton, whereby it sold all of its then-existing assets in exchange for Mr. Barton assuming all of the Company’s then-existing liabilities, as well as the return of 6,000,000 shares of the Company’s common stock.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

On May 17, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $0.80 for a total of $18,000, net of offering costs of $2,000. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

The warrants are exercisable for a term of two years at an exercise price of $0.80 per share.  The warrants also contain anti-dilution provisions, including but not limited to, if the Company has a stock split, stock dividend, spin-off, reclassification, combination of shares or similar corporate rearrangement, the conversion price of the warrants will proportionately be adjusted.

On November 12, 2010, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 1,250,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $160,000, net of offering costs of $40,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In connection with the stock issuances, the Company incurred additional costs of $19,000, primarily for legal costs.  These costs were recorded in stockholder’ deficit as additional paid in capital.

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement the Company issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

During the period from February 22, 2010 (date of inception) through June 30, 2011, the Company issued 17,375,000 restricted common shares for founder’s capital contribution, valued at $13,900 (based on the fair market value on the date of grant).  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 9 – WARRANTS

Accounting for the Warrants

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 restricted common shares along with warrants to purchase an additional 12,500 shares with an exercise price of $0.80 and are exercisable for term of two years (see Note 8).

On May 17, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 50,000 restricted common shares along with warrants to purchase an additional 25,000 shares with an exercise price of $0.80 and are exercisable for term of two years (see Note 8).

The Company analyzed the warrants issued (“Warrants”) in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company concluded these warrants should be treated as equity since they contain no provisions which would require the Company to account for the warrants as a derivative liability.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

The following represents a summary of the Warrants outstanding at June 30, 2012 and 2011 and changes during the years then ended:

	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	25,000	$0.80	-	$-
Granted	12,500	0.80	25,000	0.80
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding, end of year	37,500	$0.80	25,000	$0.80
Exercisable at the end of the year	37,500	$0.80	25,000	$0.80

NOTE 10 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, 7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

The Company has consulting agreements with four stockholders, one of which is an officer and director of the Company (see Note 4) and expensed consulting fees totaling $354,000 and $351,813 for the fiscal years ended June 30, 2012 and 2011, respectively. The Company owed $99,700 to the stockholder/director and $260,033 collectively to the other three stockholders for these consulting agreements and additional expense reimbursements at June 30, 2012, which are included in related party payables.

Included in related party payables at June 30, 2012 is $9,550 of accrued interest on a note payable to stockholder.

NOTE 11 – EARNINGS PER SHARE

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

The total number of potential additional dilutive warrants outstanding for the fiscal years ended June 30, 2012 and 2011 was 37,500 and 25,000, respectively.  In addition, the convertible note converts at an exercise price of $0.32 of common stock.  The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended June 30,
	2012	2011

Net loss attributable to the common stockholders	$(949,114)	$(387,892)

Basic weighted average outstanding shares of common stock	30,363,440	25,402,295
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	30,363,440	25,402,295

Earnings (loss) per share:
Basic and diluted	$(0.03)	$(0.02)

NOTE 12 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2012 and 2011, assumes a 34% effective tax rate for federal income taxes.  The Company has no state income taxes liability:

	June 30, 2012	June 30, 2011

Current tax provision:
Federal	$--	$--
Taxable income - federal	$--	$--

State	$--	$--
Taxable income - state	$--	$--
Total current tax provision	$--	$--

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

The Company had deferred income tax assets as of June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011

Loss carryforwards	$493,000	$171,000
Less – valuation allowance	(493,000)	(171,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended June 30, 2012 and 2011, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

At June 30, 2012, the Company had approximately $493,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030.  Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns.  The fiscal years ended June 30, 2011 and 2010 are open for examination.

NOTE 13 – SUBSEQUENT EVENTS

On July 25, 2012, the Company entered into an unsecured $100,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matures on September 30, 2012 and pays interest at seven and one-half (7.5) percent per annum at maturity.

On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

On August 20, 2012, the Company initiated a private placement offering of 5,000,000 shares of the Company’s restricted (as that term is defined by Rule 144 of the Securities Act of 1933) common stock at a price of $1.10 per share.  Issuance costs paid for broker and finder’s fees will offset against capital raised.  Pursuant to our agreement with Dr. Saini (see Notes 6 and 8), Dr. Saini has the right to participate in certain offerings of our securities by selling his shares in the offering up to 10% of the total shares sold in the offering.  If Dr. Saini does elect to participate in an offering then the proceeds received by the Company from the offering would be reduced by approximately 10%.

On September 24, 2012, the Company entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of the Company's common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Pursuant to the agreement, the Company agreed to the following schedule:

i) Upon signing the agreement the Company will issue Sonos warrants to purchase 50,000 shares of the Company's common stock.  The warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price of $0.20 per share.

ii) Phase 1 - Sonos will conduct a search of literature, patents, and sources for information to guide the definition of the device requirements, including, but not limited to, reviewing Dr. Saini’s patent, review other patents related to omentum, fluid extraction, and collection, stimulation, search medical literature for omentum texts, articles, research clinical studies related to the use of omentum in the treatment of omentum.  In exchange for the services, the Company will pay Sonos a cash payment of approximately $20,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iii) Phase 2 - Sonos will define the design objective in terms of materials, fabrication, technology, and performance.  In exchange for the services, the Company pay Sonos a cash payment of approximately $19,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

iv) Phase 3 - Sonos will develop a minimum of three design concepts that meet the design objectives outlined in Phase II, and document the designs in sketches, drawings, and draft specifications and estimate schedule, capital, and production costs for each approach.  In exchange for these services, the Company will pay Sonos a cash payment of $12,500 and 100,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

v) Phase 4 - Sonos will review concepts from Phase 3 and choose two or more of the design concepts for the development of prototypes for testing in Phase 5 (which will be pursuant to a subsequent agreement between the parties).  In exchange for these services, the Company will pay Sonos a cash payment of up to $350,000 and 100,000 warrants for each of the three prototypes for a total of 300,000 warrants.  In addition, should Sonos complete the first Omentum producing prototype by March 31, 2013, Sonos will receive an additional 100,000 warrants.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.