Form 10-Q
period 2012-09-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2012-11-14
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 12, 2012
Common Stock, $0.001 par value	31,180,001

DISCOUNT DENTAL MATERIALS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three months ended September 30, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,845	$4,185
Prepaid expenses	6,630	-
Total current assets	8,475	4,185

Long-term assets:
Computer equipment, net	143	357
Patent rights	83,900	83,900
Total long-term assets	84,043	84,257

Total assets	$92,518	$88,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$63,076	$42,767
Related party payables	353,434	369,283
Notes payable to stockholders	235,000	75,000
Total current liabilities	651,510	487,050

Long term liabilities:
Convertible note to stockholder, net of debt discount	124,688	107,813
Total Long term liabilities	124,688	107,813

Total liabilities	776,198	594,863

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
31,180,001 and 31,180,001 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively)	31,180	31,180
Additional paid in capital	1,024,704	916,204
Deficit accumulated during the development stage	(1,739,564)	(1,453,805)
Total stockholders’ deficit	(683,680)	(506,421)

Total liabilities and stockholders’ deficit	$92,518	$88,442

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		February 22, 2010 (date of inception) through
	September 30,		September 30,
	2012	2011	2012

Operating Expenses
Selling, general and administrative expenses	$177,045	$106,364	$1,230,995
Research and development costs	108,500	-	108,500
Depreciation	214	214	1,569
Purchase of shell	-	-	397,000
Marketing expenses	-	-	1,500
Total operating expenses	285,759	106,578	1,739,564
Net operating loss	(285,759)	(106,578)	(1,739,564)

Loss before income taxes	(285,759)	(106,578)	(1,739,564)
Income taxes	-	-	-
Net loss	$(285,759)	$(106,578)	$(1,739,564)

Loss per share:
Basic and diluted loss per share	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding	31,180,001	29,444,565

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,		February 22, 2010 (date of inception) through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(285,759)	$(106,578)	$(1,739,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214	214	1,568
Accretion of debt discount	16,875	-	19,688
Warrants issued for research and development	108,500	-	108,500
Supplies contributed for founder’s shares	-	-	10,650
Changes in operating assets and liabilities:
Prepaid expenses	(6,630)	-	(6,630)
Accounts payable	20,309	(3,113)	63,076
Related party payables	(15,849)	44,000	303,434
Net cash used in operating activities	(162,340)	(65,477)	(1,239,278)

Cash flows from investing activities:
Capitalized patent costs	-	-	(27,300)
Purchases of computer equipment	-	-	(1,711)
Net cash used in investing activities	-	-	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	-	8,800	791,884
Repayment of notes payable to stockholders	-	(3,000)	(19,490)
Notes payable to stockholders	160,000	60,000	494,490
Net cash flows provided by financing activities:	160,000	65,800	1,270,134

Net change in cash and cash equivalents	(2,340)	323	1,845
Cash and cash equivalents- beginning of period	4,185	746	-
Cash and cash equivalents- end of period	$1,845	$1,069	$1,845

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock issuable	$-	$-	$56,600
Issuance of common stock issuable	$-	$-	$6,600
Beneficial conversion feature on convertible note	$-	$-	$135,000
Conversion of short term notes payable into long term note payable	$-	$-	$240,000

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Overview

Discount Dental Materials, Inc., a development stage company (“Discount Dental” or “Company”), was incorporated on December 18, 2007 under the laws of Nevada.  The Company is a developmental stage biomedical company and through its wholly owned subsidiary, Cerebain Biotech Corp., the Company’s business involves the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum.  Under the current plan, the Company’s products will include both a medical device solution as well as a synthetic drug solution.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of September 30, 2012 and for the three months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2012 included on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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

Description of Business

Development Stage Company

The Company is a development stage company as defined by ASC section 915-10-20. Although the Company’s planned principal operations have commenced it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Fiscal year end

The Company’s fiscal year end is June 30.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,739,564 and $1,453,805 at September 30, 2012 and June 30, 2012, respectively, and had a net loss of $285,759 and $106,578 for the three months ended September 30, 2012 and 2011, respectively, and net cash used in operating activities of $162,340 and $65,477 for the three months ended September 30, 2012 and 2011, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

Since the Company only recently commenced operations and has not generated revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others: useful lives and residual values of long-lived assets, and the valuation of equity instruments.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs charged to operations for the three months ended September 30, 2012 and 2011 were $108,500 and none, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2012, and June 30, 2012, the fair value of cash, prepaid expenses, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Concentrations, Risks, and Uncertainties

The Company has only recently started operations and is, therefore, subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Subsequent Events

The Company follows the guidance in ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

4.           COMMITMENTS AND CONTINGENCIES

Contracts

On September 24, 2012, the Company entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Pursuant to the agreement, the Company agreed to the following schedule:

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

i) Upon signing the agreement the Company will issue Sonos warrants to purchase 50,000 shares of the Company’s common stock.  The warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price of $0.20 per share.

ii) Phase 1 - Sonos will conduct a search of literature, patents, and sources for information to guide the definition of the device requirements, including, but not limited to, reviewing Dr. Saini’s patent, review other patents related to omentum, fluid extraction, and collection, stimulation, search medical literature for omentum texts, articles, research clinical studies related to the use of omentum in the treatment of omentum.  In exchange for the services, the Company will pay Sonos a cash payment of approximately $20,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iii) Phase 2 - Sonos will define the design objective in terms of materials, fabrication, technology, and performance.  In exchange for the services, the Company will pay Sonos a cash payment of approximately $19,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iv) Phase 3 - Sonos will develop a minimum of three design concepts that meet the design objectives outlined in Phase II, and document the designs in sketches, drawings, and draft specifications and estimate schedule, capital, and production costs for each approach.  In exchange for these services, the Company will pay Sonos a cash payment of $12,500 and 100,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

v) Phase 4 - Sonos will review concepts from Phase 3 and choose two or more of the design concepts for the development of prototypes for testing in Phase 5 (which will be pursuant to a subsequent agreement between the parties).  In exchange for these services, the Company will pay Sonos a cash payment of up to $350,000 and 100,000 warrants for each of the three prototypes for a total of 300,000 warrants.  In addition, should Sonos complete the first Omentum producing prototype by March 31, 2013, Sonos will receive an additional 100,000 warrants.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

As of September 30,2012, Sonos was progressing with phase l of the agreement and delivered the product development report with the overview of the development plan from the Feasibility study.

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

The Company has a consulting agreement with a stockholder to provide accounting and administrative support, under which she is compensated $1,500 per month.  This contract is for twelve (12) months beginning September 2010 (“Initial Term”), automatically renews for one (1) successive twelve (12) month term after the Initial Term (“Renewal Term”), and can be terminated with six month notice during the Renewal Term. This contract is currently on a month to month basis and can be terminated given 30 days written notice.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Legal

The Company is not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s financial condition and/or results of operations.  However, in the opinion of management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on its financial position or results of operations.

5.           COMPUTER EQUIPMENT

Computer equipment consisted of the following:

	September 30, 2012	June 30, 2012

Computer equipment	$1,711	$1,711
	1,711	1,711
Less: accumulated depreciation	(1,568)	(1,354)

Total	$143	$357

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

The Company has paid legal fees totaling $27,300 related to the patent.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

7.           NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

Old Notes

On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

On July 25, 2012, the Company entered into an unsecured $100,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity.

On June 12, 2012, the Company entered into an unsecured $75,000 principal amount promissory note with a stockholder.  This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum.  The Company determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements

New Note

On November 1, 2012, the Company entered into an unsecured $235,000 principal amount consolidation promissory note (“Consolidation Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Promissory Note is a consolidation of the foregoing Promissory Notes totaling $235,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid.  The Company did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder.  Under the terms of the Consolidation Promissory Note, it matures January 31, 2013, and accrues interest at 7.5% per annum beginning November 1, 2012.

Long Term Note Payable

Old Notes

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

New Note

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

Accrued interest on all notes payable to stockholders at September 30, 2012 totaled $16,300 and is included in related party payables.

Note payable to stockholder at June 30, 2011 represents monies borrowed from a stockholder for working capital purposes.  The note payable pays no interest and is unsecured.  As of June 30, 2012, the note has been paid in full.

8.           STOCK TRANSACTIONS

On August 20, 2012, the Company initiated a private placement offering of 5,000,000 shares of the Company’s restricted (as that term is defined by Rule 144 of the Securities Act of 1933) common stock at a price of $1.10 per share.  Issuance costs paid for broker and finder’s fees will offset against capital raised.  Pursuant to our agreement with Dr. Saini (see Notes 6 and 8), Dr. Saini has the right to participate in certain offerings of our securities by selling his shares in the offering up to 10% of the total shares sold in the offering.  If Dr. Saini does elect to participate in an offering then the proceeds received by the Company from the offering would be reduced by approximately 10%.  As of the date of this filing, the Company has not sold any shares under this private placement offering.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

9.           WARRANTS

Accounting for the Warrants

On September 24, 2012, the Company entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.

Upon signing the agreement the Company issued Sonos warrants to purchase 50,000 shares of the Company’s common stock, valued at $108,500 (based on the fair market value on the date of grant).  The warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price of $0.20 per share.

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

The following represents a summary of the Warrants outstanding at September 30, 2012 and changes during the period then ended:

	Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2012	37,500	$0.80
Granted	50,000	0.20
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at September 30, 2012	87,500	$0.46
Exercisable at September 30, 2012	87,500	$0.46

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants using a Black Scholes option pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments: The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1.5 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the warrant can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the warrant; and the fair market value is value of the warrants based on the Black Scholes model on the valuation date.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table provides the valuation inputs used to value the Warrants issued in connection with the Sonos agreement.

Sonos Agreement Warrants - Valuation Inputs
Attribute	September 24, 2012
Stock Price	$2.25
Risk Free Interest Rate	0.27%
Volatility	235.5%
Exercise Price	$0.20
Dividend Yield	0%
Expected Exercise Term (Years)	1.5
Fair Market Value	$108,500

10.           RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, and 7, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

The Company has consulting agreements with four stockholders, one of which is an officer and director of the Company (see Note 4) and expensed consulting fees totaling $88,500 and $88,500 for the three months ended September 30, 2012 and 2011, respectively. The Company owed $98,700 to the stockholder/director and $238,434 collectively to the other three stockholders for these consulting agreements at September 30, 2012, which are included in related party payables.

Included in related party payables at September 30, 2012 is $16,300 of accrued interest on notes payable to a stockholder.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The total number of potential additional dilutive warrants outstanding for the three months ended September 30, 2012 and 2011 was 87,500 and 37,500, respectively.  In addition, the convertible note converts at an exercise price of $0.32 of common stock.  The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months ended September 30,
	2012	2011

Net loss attributable to the common stockholders	$(285,759)	$(106,578)

Basic weighted average outstanding shares of common stock	31,180,001	29,444,565
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	31,180,001	29,444,565

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.00)

12.           SUBSEQUENT EVENTS

On November 1, 2012, the Company entered into an unsecured $235,000 principal amount consolidation promissory note (“Consolidation Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Promissory Note is a consolidation of short term Promissory Notes totaling $235,000 with the same Noteholder.  Under the terms of the Consolidation Promissory Note, it matures January 31, 2013, and accrues interest at 7.5% per annum beginning November 1, 2012 (see Note 7).

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

On September 24, 2012, we entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to research, develop, and test certain products that could be used to treat dementia utilizing omentum.  Under the agreement, Sonos will develop and build up to three medical device prototypes to be used for testing potential dementia treatments.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Additional information and terms regarding the agreement are detailed below.  As a result of the agreement with Sonos and the continuing scientific experiments being conducted by Dr. Surinder Singh Saini, MD to research, develop and test medicinal treatments for dementia utilizing omentum, we have started operations, sufficient to cease being a shell company, as defined in Rule 12b-2.

Agreement with Dr. Saini

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we accrued rights fees of $50,000 payable to Dr. Saini, and we issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.  In addition, Dr. Saini has the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

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

Recent Developments

Reverse Acquisition of Cerebain

On January 17, 2012, the holders of a majority of Discount Dental’s common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of its common stock from those shareholders in exchange for $296,000.  These shares represent approximately 90% of Discount Dental’s outstanding common stock (after taking into account the cancellation of 6,000,000 shares of Discount Dental’s common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, Discount Dental closed a transaction with the shareholders of Cerebain whereby it issued 4,556,800 shares of Discount Dental’s common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, Discount Dental closed a transaction with its primary shareholder, Mr. R. Douglas Barton, whereby Discount Dental sold all of its then-existing assets to Mr. Barton in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 6,000,000 shares of Discount Dental’s common stock.  The shares were returned by Mr. Barton and were cancelled on our books on February 9, 2012.

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

On September 24, 2012, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Pursuant to the agreement, we agreed to the following schedule:

i) Upon signing the agreement we will issue Sonos warrants to purchase 50,000 shares of our common stock.  The warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price of $0.20 per share.

ii) Phase 1 – Sonos will conduct a search of literature, patents, and sources for information to guide the definition of the device requirements, including, but not limited to, reviewing Dr. Saini’s patent, review other patents related to omentum, fluid extraction, and collection, stimulation, search medical literature for omentum texts, articles, research clinical studies related to the use of omentum in the treatment of omentum.  In exchange for the services, we will pay Sonos a cash payment of approximately $20,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iii) Phase 2 – Sonos will define the design objective in terms of materials, fabrication, technology, and performance.  In exchange for the services, we will pay Sonos a cash payment of approximately $19,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iv) Phase 3 – Sonos will develop a minimum of three design concepts that meet the design objectives outlined in Phase II, and document the designs in sketches, drawings, and draft specifications and estimate schedule, capital, and production costs for each approach.  In exchange for these services, we will pay Sonos a cash payment of $12,500 and 100,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

v) Phase 4 – Sonos will review concepts from Phase 3 and choose two or more of the design concepts for the development of prototypes for testing in Phase 5 (which will be pursuant to a subsequent agreement between the parties).  In exchange for these services, we will pay Sonos a cash payment of up to $350,000 and 100,000 warrants for each of the three prototypes for a total of 300,000 warrants.  In addition, should Sonos complete the first Omentum producing prototype by March 31, 2013, Sonos will receive an additional 100,000 warrants.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

The value of the warrants will be recorded as research and development expense in the period earned.

Limited Operating History; Need for Additional Capital

There is very limited historical financial information about us on which to base an evaluation of our performance. We are a developmental stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

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

Plan of Operations

As a development-stage enterprise, we have had no operating revenues through September 30, 2012.  At September 30, 2012 our cash balance was negligible.

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

On May 16, 2012, we signed an agreement with Sonos to assess our options for a medical device solution (“Initial Feasibility Study”).

Having completed the Initial Feasibility Study, we have established a development plan that should, within one year, if we have sufficient funding, produce medical device prototypes to be used in testing.  In furtherance of this development plan we entered into the agreement with Sonos on September 24, 2012, which is detailed above.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

For the three months ended September 30, 2012 and September 30, 2011, we did not generate any revenues.

Operating expenses

Operating expenses increased by $179,181, or 168.1%, to $285,759 in the three months ended September 30, 2012 from $106,578 in the three months ended September 30, 2011 primarily due to research and development costs, as well as increases in legal and audit fees, travel costs, and loan interest costs.

Operating expenses for the three months ended September 30, 2012 were comprised of research and development costs of $108,500, $88,500 in consulting services costs; legal and audit costs of $18,476, travel costs of $39,740, loan interest expense of $23,955, investor relations costs of $4,870, rent of $417, depreciation expense of $214, and $1,087 of other operating expenses, primarily patent licensing charges.

Operating expenses for the three months ended September 30, 2011 were comprised of $88,500 in consulting services costs, investor relations costs of $10,000, travel costs of $6,000, legal and audit fees of $1,344, depreciation expense of $214, and $520 of other operating expenses, primarily office supplies.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2012 totaled $285,759 primarily due to research and development costs, consulting services costs, legal and audit costs, loan interest costs, and travel costs compared to $106,578 for the three months ended September 30, 2011 primarily due to consulting services costs, investor relations costs, and travel costs.

Assets and Liabilities

Assets were $92,518 as of September 30, 2012.  Assets consisted of cash of $1,845, prepaid expenses of $6,630, computer equipment of $143, and patent rights of $83,900.  Liabilities were $776,198 as of September 30, 2012.  Liabilities consisted of accounts payable of $63,076, related party payable of $353,434, notes payable to stockholders of $235,000, and convertible note to stockholder, net of debt discount, of $124,688.

Stockholders’ Deficit

Stockholders’ deficit was $(683,680) as of September 30, 2012.  Stockholder’s deficit consisted of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs, beneficial conversion feature associated with convertible note of $135,000, warrants issued for research and development of $108,500, and shares issued for patent rights totaling $6,600 offset by the deficit accumulated during the development stage of $1,739,564 at September 30, 2012.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $2,340 in the three months ending September 30, 2012 resulting from cash used in operating activities of $162,340, offset partially by cash provided by financing activities of $160,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Three Months Ended September 30,
	2012	2011

Cash at beginning of period	$4,185	$746
Net cash used in operating activities	(162,340)	(65,477)
Net cash provided by financing activities	160,000	65,800
Cash at end of period	$1,845	$1,069

Cash Flows from Operating Activities – For the three months ending September 30, 2012, net cash used in operations was $162,340 compared to net cash used in operations of $65,477 for the three months ending September 30, 2011.  Net cash used in operations was primarily due to a net loss of $(285,759) for the three months ended September 30, 2012, warrants issued for research and development of $108,500, accretion of debt discount of $16,875, depreciation expense of $214, and the changes in operating assets and liabilities of $2,170, primarily due to the increase in accounts payable.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the three months ending September 30, 2012 was $160,000, compared to net cash provided of $65,800 in the same period in 2011.  The increase in net cash provided by financing activities was mainly due to proceeds from notes payable to stockholders of $160,000.

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

Old Notes

On August 30, 2012, we entered into an unsecured $60,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

On July 25, 2012, we entered into an unsecured $100,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity.

On June 12, 2012, we entered into an unsecured $75,000 principal amount promissory note with a stockholder.  This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum.  We determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements

New Note

On November 1, 2012, we entered into an unsecured $235,000 principal amount consolidation promissory note (“Consolidation Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Promissory Note is a consolidation of the foregoing Promissory Notes totaling $235,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid.  We did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder.  Under the terms of the Consolidation Promissory Note, it matures January 31, 2013, and accrues interest at 7.5% per annum beginning November 1, 2012.

Long-Term Note Payables

Old Notes

On July 31, 2011, we entered into an unsecured $60,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and accrued interest at six (6) percent per annum.

On October 13, 2011, we entered into a $100,000 convertible note (“Convertible Note”) with a stockholder.

The Convertible Note matures in six (6) months, accrued interest at six (6) percent per annum, the holder is entitled to convert at $0.32 per share into our common stock, and provided for potential adjustments, as defined.

To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued.  In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.  In addition, there was no beneficial conversion feature since the conversion price was not lower than the estimated fair value of our common stock on the date of the transaction.

On February 1, 2012, we entered into an unsecured $80,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on April 13, 2012 and accrued interest at six (6) percent per annum.

New Note

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

To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into.  We first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded.  We determined that there were no free standing features.  The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income.  We determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted for the Consolidation Note as conventional convertible debt.

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

Equity Financing

On September 17, 2012, we initiated a private placement offering of 5,000,000 shares of our restricted (as that term is defined by Rule 144 of the Securities Act of 1933) common stock at a price of $1.10 per share.  Issuance costs paid for broker and finder’s fees will offset against capital raised.  As Noted above, pursuant to our agreement with Dr. Saini, Dr. Saini has the right to participate in certain offerings of our securities by selling his shares in the offering up to 10% of the total shares sold in the offering.  If Dr. Saini does elect to participate in an offering then the proceeds received by us from the offering would be reduced by approximately 10%.  As of the date of this filing, we have not sold any shares under this private placement offering.

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

On January 3, 2012, we entered into a stock purchase agreement with a third party, under which we issued him 25,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $9,000, net of offering costs of $1,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Development Stage Company

We are a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although our planned principal operations have commenced, we are still devoting substantially all of our efforts on establishing the business.  All losses accumulated since inception have been considered as part of our development stage activities.

Fiscal year end

Cerebain has a June 30 fiscal year end and on February 10, 2012 our Board of Directors changed Discount Dental’s fiscal year end to June 30 for ease of financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,739,564 and $1,453,805 at September 30, 2012 and June 30, 2012, respectively, and had a net loss of $285,759 and $106,578 for the three months ended September 30, 2012 and 2011, respectively, and net cash used in operating activities of $162,340 and $65,477 for the three months ended September 30, 2012 and 2011, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

Since we only recently commenced operations and have not generated any revenues, our cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, useful lives and residual value of long-lived assets, and the valuation of equity instruments. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

Revenue Recognition and Accounts Receivable

We will recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

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

Fair Value of Financial Instruments

We follow the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

We use fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require management’s judgment.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2012, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

When we are financially able, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

On September 24, 2012, we entered into the agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Pursuant to the agreement, we agreed to the following schedule:

i) Upon signing the agreement we will issue Sonos warrants to purchase 50,000 shares of our common stock.  The warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price of $0.20 per share.

ii) Phase 1 – Sonos will conduct a search of literature, patents, and sources for information to guide the definition of the device requirements, including, but not limited to, reviewing Dr. Saini’s patent, review other patents related to omentum, fluid extraction, and collection, stimulation, search medical literature for omentum texts, articles, research clinical studies related to the use of omentum in the treatment of omentum.  In exchange for the services, we will pay Sonos a cash payment of approximately $20,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iii) Phase 2 – Sonos will define the design objective in terms of materials, fabrication, technology, and performance.  In exchange for the services, we will pay Sonos a cash payment of approximately $19,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iv) Phase 3 – Sonos will develop a minimum of three design concepts that meet the design objectives outlined in Phase II, and document the designs in sketches, drawings, and draft specifications and estimate schedule, capital, and production costs for each approach.  In exchange for these services, we will pay Sonos a cash payment of $12,500 and 100,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

v) Phase 4 – Sonos will review concepts from Phase 3 and choose two or more of the design concepts for the development of prototypes for testing in Phase 5 (which will be pursuant to a subsequent agreement between the parties).  In exchange for these services, we will pay Sonos a cash payment of up to $350,000 and 100,000 warrants for each of the three prototypes for a total of 300,000 warrants.  In addition, should Sonos complete the first Omentum producing prototype by March 31, 2013, Sonos will receive an additional 100,000 warrants.  Warrants are immediately exercisable, have a term of three years, cashless at the option of the holder, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation

10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8*	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

14 (1)	Code of Ethics of Discount Dental Materials, Inc.

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.

(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.

(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOUNT DENTAL MATERIALS, INC.
A Nevada corporation

By: /s/ GERALD DECICCIO
Gerald DeCiccio, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:  November 14, 2012