Form 10-Q
period 2012-12-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2013-02-12
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at February 12, 2013
Common Stock, $0.001 par value	31,180,001

DISCOUNT DENTAL MATERIALS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three and six months ended December 31, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,357	$4,185
Total current assets	10,357	4,185

Long-term assets:
Computer equipment, net	-	357
Patent rights	83,900	83,900
Total long-term assets	83,900	84,257

Total assets	$94,257	$88,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$76,773	$42,767
Related party payables	25,450	369,283
Notes payable to stockholders	245,000	75,000
Related party notes payable	356,700	-
Total current liabilities	703,923	487,050

Long term liabilities:
Convertible note to stockholder, net of debt discount	141,563	107,813
Total Long term liabilities	141,563	107,813

Total liabilities	845,486	594,863

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
31,180,001 shares issued and outstanding at December 31, 2012 and June 30, 2012)	31,180	31,180
Additional paid in capital	1,024,704	916,204
Deficit accumulated during the development stage	(1,807,113)	(1,453,805)
Total stockholders’ deficit	(751,229)	(506,421)

Total liabilities and stockholders’ deficit	$94,257	$88,442

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					February 22, 2010 (date of inception) through December 31, 2012
	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2012	2011	2012	2011

Operating Expenses
Selling, general and administrative expenses	$195,851	$259,327	$42,431	$152,963	$1,233,361
Research and development costs	108,500	-	-	-	112,578
Accretion of debt discount	33,750	-	16,875	-	36,563
Interest expense	14,850	2,750	8,100	2,750	24,400
Depreciation	357	428	143	214	1,711
Purchase of shell	-	397,000	-	397,000	397,000
Marketing expenses	-	-	-	-	1,500
Total operating expenses	353,308	659,505	67,549	552,927	1,807,113
Net operating loss	(353,308)	(659,505)	(67,549)	(552,927)	(1,807,113)

Loss before income taxes	(353,308)	(659,505)	(67,549)	(552,927)	(1,807,113)
Income taxes	-	(400)	-	(400)	-
Net loss	(353,308)	$(659,905)	$(67,549)	$(553,327)	$(1,807,113)

Loss per share:
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.00)	$(0.02)
Basic and diluted weighted average shares outstanding	31,180,001	29,699,642	31,180,001	29,954,719

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2012	2011	February 22, 2010 (date of inception) through December 31, 2012
Cash flows from operating activities:
Net loss	$(353,308)	$(659,905)	$(1,807,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	357	428	1,711
Accretion of debt discount	33,750	-	36,563
Warrants issued for research and development	108,500	-	108,500
Supplies contributed for founder’s shares	-	-	10,650
Changes in operating assets and liabilities:
Accounts payable	34,006	56,647	76,773
Related party payables	12,867	(80,936)	332,150
Net cash used in operating activities	(163,828)	(683,766)	(1,240,766)

Cash flows from investing activities:
Capitalized patent costs	-	(6,198)	(27,300)
Purchases of computer equipment	-	-	(1,711)
Net cash used in investing activities	-	(6,198)	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	-	535,884	791,884
Repayment of notes payable to stockholders	-	(5,490)	(19,490)
Proceeds from notes payable to stockholders	170,000	160,000	504,490
Net cash flows provided by financing activities:	170,000	690,394	1,280,134

Net change in cash and cash equivalents	6,172	430	10,357
Cash and cash equivalents- beginning of period	4,185	746	-
Cash and cash equivalents- end of period	$10,357	$1,176	$10,357

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock	$-		$-	$56,600
Beneficial conversion feature on convertible note	$-		$-	$135,000
Conversion of related party payables into related party notes payable	$356,700	$		$356,700

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

Overview

Discount Dental Materials, Inc., a development stage company (“Discount Dental” or “Company”), was incorporated on December 18, 2007 under the laws of Nevada.  The Company is a developmental stage biomedical company and through its wholly-owned subsidiary, Cerebain Biotech Corp., the Company’s business involves the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum.  Under the current plan, the Company’s products will include both a medical device solution as well as a synthetic drug solution.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2012 included on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,807,113 and $1,453,805 at December 31, 2012 and June 30, 2012, respectively, and had a net loss of $353,308 and $659,905 for the six months ended December 31, 2012 and 2011, respectively, and net cash used in operating activities of $163,828 and $683,766 for the six months ended December 31, 2012 and 2011, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs charged to operations for the six months ended December 31, 2012 and 2011 were $108,500 and none, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.  There were no such costs charged to operations for the three months ended December 31, 2012 and 2011.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2012 and June 30, 2012, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

Basic and Diluted Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is determined using the weighted-average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible notes.  In periods where losses are reported, the weighted-average number of shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Basic and diluted loss per share are the same since the Company had net losses for all periods presented and inclusion of the additional potential common shares would have an anti-dilutive effect.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

4.           COMMITMENTS AND CONTINGENCIES

Contracts

On September 24, 2012, the Company entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder, and will have a term of three years from the date of issuance and an exercise price based on the fair market value of the Company’s common stock on the date of the completion of the respective project phase.  Pursuant to the agreement, the Company agreed to the following schedule:

i) Upon signing the agreement the Company issued Sonos warrants to purchase 50,000 shares of the Company’s common stock.  The warrants have an exercise price of $0.20 per share.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012, Sonos was progressing with Phase 1 of the agreement and delivered the product development report with the overview of the development plan from the feasibility study.

Consulting Agreements

The Company had a consulting agreement with its officer, director, and stockholder under which he was compensated $5,000 per month, plus medical benefits.  This contract, as amended on January 1, 2012, was for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term.  On January 18, 2013, the contract was terminated by both parties, notwithstanding the aforementioned terminable conditions, with no additional costs owed subsequent to December 31, 2012.  The amount of $116,700 owed under the contract as of December 31, 2012 was converted into a note payable (see Note 7).

The Company has a consulting agreement with a stockholder to provide accounting and administrative support, under which she is compensated $1,500 per month.  This contract was for twelve (12) months beginning September 2010 (“Initial Term”), automatically renewable for one (1) successive twelve (12) month term after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term. This contract is currently on a month to month basis and can be terminated given 30 days written notice.

In addition, the Company had consulting agreements with two (2) of its stockholders, under which the Company compensated each of these stockholders $10,000 per month plus medical benefits.  These contracts, as amended on January 1, 2012, were for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term. On January 18, 2013, these contracts were terminated by both parties, notwithstanding the aforementioned terminable conditions, with no additional costs owed subsequent to December 31, 2012.  The amounts totaling $240,000 owed under these contracts as of December 31, 2012 were converted into a note payable (see Note 7).

Patent License Agreement

The Patent License Agreement (see Note 6) provides for a one-time payment of $50,000 due within ninety (90) days of the date of signing of June 10, 2010 (as of the date of this filing, the one-time payment is fully paid), and a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products.  The agreement also provides for yearly minimum royalty payments of $50,000 for each of the fourth, fifth, and sixth anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement.  The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

Legal

The Company is not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of the Company’s management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on its financial position or results of operations.

5.           COMPUTER EQUIPMENT

Computer equipment consisted of the following:

	December 31, 2012	June 30, 2012

Computer equipment	$1,711	$1,711
Less: accumulated depreciation	(1,711)	(1,354)

Total	$-	$357

6.           PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement the Company paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.  In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

The patent will have an estimated useful life of 20 years based on the term of the patent.  Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

The Company has paid legal fees totaling $27,300 related to the patent.

7.           NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity.  Since the related party payables were outstanding at December 31, 2012, this subsequent conversion has been reflected in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2012.

On December 27, 2012, the Company entered into an unsecured $10,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

Old Notes

On June 12, 2012, the Company entered into an unsecured $75,000 principal amount promissory note with a stockholder.  This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum.  The Company determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements.  On July 25, 2012, the Company entered into an unsecured $100,000 promissory note with the same stockholder.  This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity.  On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with the same stockholder.  The terms of the note had not been negotiated.  On November 1, 2012 we restructured the terms of these notes with the noteholder as described below.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

Long Term Note Payable

Old Notes

On July 31, 2011, the Company entered into an unsecured $60,000 promissory note with a stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity.  On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with the same stockholder. The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into the Company’s common stock, and provided for potential adjustments, as defined. To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. This agreement meets the definition of conventional convertible debt and there was no beneficial conversion feature since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the date of transaction.  On February 1, 2012, Cerebain entered into an unsecured $80,000 promissory note with the same stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 we restructured the terms of the note with the noteholder as described below.

New Note

On June 18, 2012, the Company entered into an unsecured $240,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid.  The Company did not receive additional funds under the Consolidation Note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned us an additional $235,000 under the terms of separate promissory notes (non-convertible), as described above.  Under the terms of the Consolidation Note, it matures June 30, 2014, accrues interest at 6% per annum beginning July 1, 2012, is convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into.  The Company first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded.  The Company determined that there were no free standing features.  The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income.  The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt.  The Company then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note.  The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

Accrued interest on all notes payable to stockholders at December 31, 2012 totaled $24,400 and is included in related party payables.

8.           WARRANTS

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

Upon signing the agreement the Company issued Sonos warrants to purchase 50,000 shares of the Company’s common stock, valued at $108,500 (based on the fair market value on the date of grant).  The warrants are immediately exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $0.20 per share.

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

The following represents a summary of the Warrants outstanding at December 31, 2012 and changes during the period then ended:

	Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2012	37,500	$0.80
Granted	50,000	0.20
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2012	87,500	$0.46
Exercisable at December 31, 2012	87,500	$0.46

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

9.           RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, and 7, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

The Company had consulting agreements with four stockholders, one of which is an officer and director of the Company (see Note 4) and expensed consulting fees totaling $24,066 and $88,500 for the three months ended December 31, 2012 and 2011, respectively, and $112,566 and $177,000 for the six months ending December 31, 2012 and 2011, respectively. On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity.  The Company owed $1,000 to a stockholder under a consulting agreement at December 31, 2012, which is included in related party payables.

Included in related party payables at December 31, 2012 is $24,400 of accrued interest on notes payable to a stockholder.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

10.           EARNINGS PER SHARE

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

The total number of potential additional dilutive warrants outstanding for the three months ended December 31, 2012 and 2011 was 87,500 and 37,500, respectively, and for the six month periods ended December 31, 2012 and 2011 was 87,500 and 37,500, respectively.  In addition, the convertible note converts at an exercise price of $0.32 of common stock.  The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months ended December 31,		For The Three Months ended December 31,
	2012	2011	2012	2011

Net loss attributable to the common stockholders	$(353,308)	$(659,905)	$(67,549)	$(553,327)

Basic weighted average outstanding shares of common stock	31,180,001	29,699,642	31,180,001	29,954,719
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	31,180,001	29,699,642	31,180,001	29,954,719

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.02)

11.           SUBSEQUENT EVENTS

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

Agreement with Dr. Saini

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we paid rights fees of $50,000 to Dr. Saini, and we issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.  In addition, Dr. Saini has the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

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

On September 24, 2012, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder, and will have a term of three years from the date of issuance and an exercise price based on the fair market value of the Company’s common stock on the date of the completion of the respective project phase.  Pursuant to the agreement, we agreed to the following schedule:

i) Upon signing the agreement we issued Sonos warrants to purchase 50,000 shares of our common stock.  The warrants have an exercise price of $0.20 per share.

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

The value of the warrants will be recorded as research and development expense in the period earned.  As of December 31, 2012, Sonos was progressing with Phase 1 of the agreement and delivered the product development report with the overview of the development plan from the feasibility study.

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

Plan of Operations

As a development-stage enterprise, we have had no operating revenues through December 31, 2012.  At December 31, 2012 our cash balance was negligible.

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

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue

For the three months ended December 31, 2012 and December 31, 2011, we did not generate any revenues.

Operating expenses

Operating expenses decreased by $485,378, or 87.8%, to $67,549 in the three months ended December 31, 2012 from $552,927 in the three months ended December 31, 2011 primarily due to decreases in expenses from the purchase of shell, consulting services costs, legal and audit fees, and travel costs, partially offset by increases in accretion of debt discount and loan interest costs.

Operating expenses for the three months ended December 31, 2012 were comprised of $24,066 in consulting services costs; legal and audit costs of $6,912, travel costs of $10,680, loan interest expense of $8,100, accretion of debt discount of $16,875, rent of $298, depreciation expense of $143, and $475 of other operating expenses.

Operating expenses for the three months ended December 31, 2011 were comprised primarily of purchase of shell of $397,000, $88,500 in consulting services costs; legal and audit costs of $41,233, travel costs of $22,500, loan interest expense of $2,750, depreciation expense of $214, and $730 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended December 31, 2012 totaled $67,549 primarily due to consulting services costs, legal and audit costs, accretion of debt discount, loan interest costs, and travel costs compared to $552,927 for the three months ended December 31, 2011 primarily due to purchase of shell, consulting services costs, legal and audit fees, and travel costs.

Assets and Liabilities

Assets were $94,257 as of December 31, 2012.  Assets consisted of cash of $10,357, and patent rights of $83,900.  Liabilities were $845,486 as of December 31, 2012.  Liabilities consisted of accounts payable of $76,773, related party payable of $25,450, notes payable to stockholders of $245,000, related party notes payable of $356,700, and convertible note to stockholder, net of debt discount, of $141,563.

Stockholders’ Deficit

Stockholders’ deficit was $751,229 as of December 31, 2012.  Stockholder’s deficit consisted of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs, beneficial conversion feature associated with convertible note of $135,000, warrants issued for research and development of $108,500, and shares issued for patent rights totaling $6,600 offset by the deficit accumulated during the development stage of $1,807,113 at December 31, 2012.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenue

For the six months ended December 31, 2012 and December 31, 2011, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $306,197, or 46.4%, to $353,308 in the six months ended December 31, 2012 from $659,505 in the six months ended December 31, 2011 primarily due to decreases in expenses from our purchase of shell, consulting services costs, legal and audit fees, and investor relations costs, partially offset by increases in research and development costs, accretion of debt discount, loan interest costs, and travel costs.

Operating expenses for the six months ended December 31, 2012 were comprised primarily of $112,566 in consulting services costs, research and development costs of $108,500, accretion of debt discount of $33,750, legal and audit costs of $25,388, investor relations costs of $4,870, travel costs of $50,420, loan interest expense of $14,850, depreciation expense of $357, and $5,607 of other operating expenses.

Operating expenses for the six months ended December 31, 2011 were comprised primarily of purchase of shell of $397,000, $177,000 in consulting services costs, legal and audit costs of $42,578, investor relations costs of $10,000, travel costs of $28,500, loan interest expense of $2,750, depreciation expense of $428, and $1,249 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended December 31, 2012 totaled $353,308 primarily due to consulting services costs, research and development costs, accretion of debt discount, legal and audit costs, travel costs, and investor relation costs compared to $659,505 for the six months ended December 31, 2011 primarily due to purchase of shell, consulting services costs, legal and audit fees, investor relations costs, and travel costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $6,172 in the six months ending December 31, 2012 resulting from cash provided by financing activities of $170,000, offset partially by cash used in operating activities of $163,828.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Six Months Ended December 31,
	2012	2011

Cash at beginning of period	$4,185	$746
Net cash used in operating activities	(163,828)	(683,766)
Net cash used in investing activities		(6,198)
Net cash provided by financing activities	170,000	690,394
Cash at end of period	$10,357	$1,176

Cash Flows from Operating Activities – For the six months ending December 31, 2012, net cash used in operations was $163,828 compared to net cash used in operations of $683,766 for the six months ending December 31, 2011.  Net cash used in operations was primarily due to a net loss of $353,308 for the six months ended December 31, 2012, adjusted for noncash operating expenses related to warrants issued for research and development of $108,500, accretion of debt discount of $33,750, and depreciation expense of $357, as well as the changes in operating assets and liabilities of $46,873, primarily due to the increase in related party payables and accounts payable.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the six months ending December 31, 2012 was $170,000, compared to net cash provided of $690,394 in the same period in 2011.  The net cash provided by financing activities in the current period was mainly due to proceeds from notes payable to stockholders of $170,000.

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

Short-Term Note Payables

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity.  Since the related party payables were outstanding at December 31, 2012, this subsequent conversion has been reflected in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2012.

On December 27, 2012, the Company entered into an unsecured $10,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

In fiscal year 2011, we borrowed $19,490 from a stockholder for working capital purposes.  The note payable bore no interest and was unsecured.  As of June 30, 2012, the note had been paid in full.

Old Notes

On August 30, 2012, we entered into an unsecured $60,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

On July 25, 2012, we entered into an unsecured $100,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity.

On June 12, 2012, we entered into an unsecured $75,000 principal amount promissory note with a stockholder.  This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum.  We determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements.  On July 25, 2012, the Company entered into an unsecured $100,000 promissory note with the same stockholder.  This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity.  On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with the same stockholder.  The terms of the note had not been negotiated.  On November 1, 2012 we restructured the terms of these notes with the noteholder as described below.

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

Long-Term Note Payables

Old Notes

On July 31, 2011, we entered into an unsecured $60,000 promissory note with a stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity.  On October 13, 2011, we entered into a $100,000 convertible note (“Convertible Note”) with the same stockholder.  The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into our common stock, and provided for potential adjustments, as defined.  To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued.  In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.  In addition, there was no beneficial conversion feature since the conversion price was not lower than the estimated fair value of our common stock on the date of the transaction.  On February 1, 2012, we entered into an unsecured $80,000 promissory note with the same stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum.  On June 18, 2012 we restructured the terms of these notes with the noteholder as described below.

New Note

On June 18, 2012, we entered into a $240,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid.  We did not receive additional funds under the note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned us an additional $235,000 under the terms of separate promissory notes (non-convertible), as described above.  Under the terms of the Consolidation Note, it matures June 30, 2014, accrues interest at 6% per annum beginning July 1, 2012, is convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note.  The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

Accrued interest on all notes payable to stockholders at December 31, 2012 totaled $24,400 and is included in related party payables.

Equity Financing

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

Development Stage Company

We are a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although our planned principal operations have commenced, we are still devoting substantially all of our efforts on establishing the business and its planned.  All losses accumulated since inception have been considered as part of our development stage activities.

Fiscal year end

Cerebain has a June 30 fiscal year end and on February 10, 2012 our Board of Directors changed Discount Dental’s fiscal year end to June 30 for ease of financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $1,807,113 and $1,453,805 at December 31, 2012 and June 30, 2012, respectively, and had a net loss of $353,308 and $659,905 for the six months ended December 31, 2012 and 2011, respectively, and net cash used in operating activities of $163,828 and $683,766 for the six months ended December 31, 2012 and 2011, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended December 31, 2012, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented nor are they reviewed and approved by anyone other than the CFO, who is also the interim President of the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation

10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9*	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013
10.11 (5) 10.12 (5) 10.13 (5) 10.14 (5) 10.15 (5)

Termination Agreement and General Release with Eric Clemons dated January 18, 2013

Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

Promissory Note Issued to Eric Clemons dated January 18, 2013

Promissory Note Issued to Paul Sandhu dated January 18, 2013

14 (1)	Code of Ethics of Discount Dental Materials, Inc.

31.1*
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101**	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.

(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.

(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOUNT DENTAL MATERIALS, INC.
A Nevada corporation

By: /s/ WESLEY TATE
Wesley Tate, Interim President (Principal Executive Officer)

By: /s/ WESLEY TATE
Wesley Tate, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  February 12, 2013