Form 10-Q
period 2013-03-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2013-05-03
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 2, 2013
Common Stock, $0.001 par value	31,180,001

DISCOUNT DENTAL MATERIALS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended March 31, 2013 and 2012 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,709	$4,185
Prepaid Expenses	5,126	-
Total current assets	33,835	4,185

Long-term assets:
Computer equipment, net	-	357
Patent rights	83,900	83,900
Total long-term assets	83,900	84,257

Total assets	$117,735	$88,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$87,502	$42,767
Related party payables	45,545	369,283
Notes payable to stockholders	-	75,000
Accrued Payroll and Taxes	41,341	-
Related party notes payable	338,700	-
Total current liabilities	513,088	487,050

Long term liabilities:
Convertible note to stockholder, net of debt discount	223,529	107,813
Total Long term liabilities	223,529	107,813

Total liabilities	736,617	594,863

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
31,180,001 shares issued and outstanding at March 31, 2013 and June 30, 2012)	31,180	31,180
Additional paid in capital	1,326,017	916,204
Deficit accumulated during the development stage	(1,976,079)	(1,453,805)
Total stockholders’ deficit	(618,882)	(506,421)

Total liabilities and stockholders’ deficit	$117,735	$88,442

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					February 22, 2010 (date of inception) through March 31, 2013

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012
Operating Expenses
Selling, general and administrative expenses	$313,946	$394,963	$118,095	$135,636	$1,351,456
Research and development costs	108,500	—	—	—	112,578
Accretion of debt discount	68,529	—	34,779	—	71,342
Interest expense	30,602	5,950	15,752	3,200	40,152
Depreciation	357	641	—	213	1,711
Purchase of shell	—	397,000	—	—	397,000
Marketing expenses	340	—	340	—	1,840
Total operating expenses	522,274	798,554	168,966	139,049	1,976,079
Net operating loss	(522,274)	(798,554)	(168,966)	(139,049)	(1,976,079)

Loss before income taxes	(522,274)	(798,554)	(168,966)	(139,049)	(1,976,079)
Income taxes	—	(800)	—	(400)	—
Net loss	(522,274)	$(799,354)	$(168,966)	$(139,449)	$(1,976,079)

Loss per share:
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding	31,180,001	30,123,051	31,180,001	30,979,176

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended		February 22, 2010 (date of inception) through March 31, 2013
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(522,274)	$(799,354)	$(1,976,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	357	641	1,711
Accretion of debt discount	68,529	-	71,342
Warrants issued for research and development	108,500	-	108,500
Supplies contributed for founder’s shares	-	-	10,650
Changes in operating assets and liabilities:
Accounts payable	44,735	82,887	87,502
Related party payables	32,962	(56,786)	352,245
Prepaid Expenses	(5,126)		(5,126)
Accrued Payroll and Taxes	41,341		41,341
Income Taxes Payable		800
Net cash used in operating activities	(230,976)	(771,812)	(1,307,914)

Cash flows from investing activities:
Capitalized patent costs	-	(8,000)	(27,300)
Purchases of computer equipment	-	-	(1,711)
Net cash used in investing activities	-	(8,000)	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	-	544,884	791,884
Repayment of notes payable to related parties	(18,000)		(18,000)
Repayment of notes payable to stockholders	-	(5,490)	(19,490)
Proceeds from notes payable to stockholders, net of costs	273,500	240,000	607,990
Net cash flows provided by financing activities:	255,500	779,394	1,365,634

Net change in cash and cash equivalents	24,524	(418)	28,709
Cash and cash equivalents- beginning of period	4,185	746	-
Cash and cash equivalents- end of period	$28,709	$328	$28,709

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock	$-		$-	$56,600
Beneficial conversion feature on convertible note	$400,000		$-	$535,000
Conversion of related party payables into related party notes payable	$356,700	$		$596,700

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

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2012 included on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012.

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

Description of Business

Development Stage Company

The Company is a development stage company as defined by ASC section 915-10-20. Although the Company’s planned principal operations have commenced it is still devoting substantially all of its efforts on establishing the business. All losses accumulated since inception has been considered as part of the Company's development stage activities.

Fiscal year end

The Company’s fiscal year end is June 30.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $1,976,079 and $1,453,805 at March 31, 2013 and June 30, 2012, respectively, and had a net loss of $522,274 and $799,354 for the nine months ended March 31, 2013 and 2012, respectively, and net cash used in operating activities of $230,976 and $771,812 for the nine months ended March 31, 2013 and 2012, respectively, with no revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time; however, the Company has not experienced any such losses.

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations for the nine months ended March 31, 2013 and 2012 were $108,500 and none, respectively, and are included in research and development costs in the accompanying consolidated statements of operations. There were no such costs charged to operations for the three months ended March 31, 2013 and 2012.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2013, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and June 30, 2012, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

As of March 31, 2013, Sonos had only delivered the product development report with the overview of the development plan from the feasibility study and had not performed any substantive services related to any of the phases.

Consulting Agreements

The Company had a consulting agreement with its officer, director, and stockholder under which he was compensated $5,000 per month, plus medical benefits. This contract, as amended on January 1, 2012, was for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term. On January 18, 2013, the contract was terminated by both parties, notwithstanding the aforementioned termination provisions, with no additional costs owed subsequent to December 31, 2012. The amount of $116,700 owed under the contract as of December 31, 2012 was converted into a note payable (see Note 7).

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

5. COMPUTER EQUIPMENT

Computer equipment consisted of the following:

	March 31, 2013	June 30, 2012

Computer equipment	$1,711	$1,711
Less: accumulated depreciation	(1,711)	(1,354)

Total	$-	$357

6. PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions. Under the agreement the Company paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. As a result, Dr. Saini became our largest shareholder. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

The Company has paid legal fees totaling $27,300 related to the patent.

7. NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. As of March 31, 2013, the outstanding balance of the related party payables is $338,700.

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

On November 1, 2012, the Company entered into an unsecured $235,000 principal amount consolidation promissory note (“Consolidation Promissory Note”) with a non-affiliate stockholder (“Noteholder”). The Consolidation Promissory Note is a consolidation of the foregoing promissory notes totaling $235,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid. The Company did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder. Under the terms of the Consolidation Promissory Note, it matures January 31, 2013, and accrues interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

On December 27, 2012, the Company entered into an unsecured $10,000 promissory note with a stockholder. The terms of the note have not been negotiated. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

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

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded. The Company determined that there were no free standing features. The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. The Company then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

New Note

On March 14, 2013, the Company entered into an unsecured $600,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”). The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company did receive additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures July 15, 2014, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded. The Company determined that there were no free standing features. The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. The Company then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded net of $87,187 related to the unamortized discount of the voided notes, as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 17 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

Accrued interest on all notes payable to stockholders at March 31, 2013 totaled $40,152 and is included in related party payables.

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

The following represents a summary of the Warrants outstanding at March 31, 2013 and changes during the period then ended:

	Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2012	37,500	$0.80
Granted	50,000	0.20
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2013	87,500	$0.46
Exercisable at March 31, 2013	87,500	$0.46

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

The Company had consulting agreements with four stockholders, one of which is an officer and director of the Company (see Note 4) and expensed consulting fees totaling $24,066 and $88,500 for the three months ended December 31, 2012 and 2011, respectively, and $112,566 and $177,000 for the six months ending December 31, 2012 and 2011, respectively. On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity

Included in related party payables at March 31, 2013 is $40,152 of accrued interest on notes payable to a stockholder.

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

The total number of potential additional dilutive warrants outstanding for the three months ended March 31, 2013 and 2012 was 87,500 and 37,500, respectively, and for the nine month periods ended March 31, 2013 and 2012 was 87,500 and 37,500, respectively. In addition, the convertible note converts at an exercise price of $0.30 of common stock. The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months ended March 31,		For The Three Months ended March 31,
	2013	2012	2013	2012

Net loss attributable to the common stockholders	$(522,274)	$(799,354)	$(168,966)	$(139,449)

Basic weighted average outstanding shares of common stock	31,180,001	30,123,051	31,180,001	30,979,176
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	31,180,001	30,123,051	31,180,001	30,979,176

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.00)

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

On September 24, 2012, we entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to research, develop, and test certain products that could be used to treat dementia utilizing omentum. Under the agreement, Sonos will develop and build up to three medical device prototypes to be used for testing potential dementia treatments. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Additional information and terms regarding the agreement are detailed below. As a result of the agreement with Sonos and the continuing scientific experiments being conducted by Dr. Surinder Singh Saini, MD to research, develop and test medicinal treatments for dementia utilizing omentum, we have operations sufficient to cease being a shell company, as defined in Rule 12b-2.

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

The value of the warrants will be recorded as research and development expense in the period earned. As of March 31, 2013, Sonos was progressing with Phase 1 of the agreement and delivered the product development report with the overview of the development plan from the feasibility study.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) of Cerebain includes the following sections:

•	Business Plan

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Development Stage Company

•	Fiscal Year End

•	Going Concern

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Off-Balance Sheet Arrangements

•	Inflation

Business Plan

As a development-stage enterprise, we have had no operating revenues through March 31, 2013. At March 31, 2013 our cash balance was negligible.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

For the three months ended March 31, 2013 and 2012, we did not generate any revenues.

Operating expenses

Operating expenses increased by $29,917, or 21.5%, to $168,966 in the three months ended March 31, 2013 from $139,049 in the three months ended March 31, 2012 primarily due to increases in expenses from the legal and audit fees, travel costs, employee costs and interest expense.

Operating expenses for the three months ended March 31, 2013 were comprised of $59,763 in employee expense; legal and audit costs of $22,606, travel costs of $33,081, loan interest expense of $15,752, accretion of debt discount of $34,779 and other operating expenses.

Operating expenses for the three months ended March 31, 2012 were comprised primarily $79,500 in consulting services costs; legal and audit costs of $31,942, travel costs of $15,000, loan interest expense of $3,200 and other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2013 totaled $168,966 primarily due to employee costs, legal and audit costs, accretion of debt discount, loan interest costs, and travel costs compared to $139,049 for the three months ended March 31, 2012 primarily due to purchase of shell, consulting services costs, legal and audit fees, and travel costs.

Assets and Liabilities

Assets were $117,735 as of March 31, 2013. Assets consisted of cash of $28,709, prepaid expenses of $5,126 and patent rights of $83,900. Liabilities were $736,617 as of March 31, 2013. Liabilities consisted of accounts payable of $87,502, related party payable of $45,545, related party notes payable of $338,700, accrued payroll and taxes of $41,341 and convertible note to stockholder, net of debt discount, of $223,529.

Stockholders’ Deficit

Stockholders’ deficit was $618,882 as of March 31, 2013. Stockholder’s deficit consisted of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $780,384, net of issuance costs, beneficial conversion feature associated with convertible note of $447,813, warrants issued for research and development of $108,500, and shares issued for patent rights totaling $6,600 offset by the deficit accumulated during the development stage of $1,976,079 at March 31, 2013.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenue

For the nine months ended March 31, 2013 and 2012, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $276,280, or 34.6%, to $522,274 in the nine months ended March 31, 2013 from $798,554 in the nine months ended March 31, 2012 primarily due to decreases in expenses from our purchase of shell, consulting services costs, legal and audit fees, and investor relations costs, partially offset by increases in research and development costs, accretion of debt discount, loan interest costs, and travel costs.

Operating expenses for the nine months ended March 31, 2013 were comprised primarily of $99,096 in consulting services costs, research and development costs of $108,500, accretion of debt discount of $68,529, employee costs of $77,672 legal and audit costs of $47,994, travel costs of $83,501, loan interest expense of $30,602, and other operating expenses.

Operating expenses for the nine months ended March 31, 2012 were comprised primarily of purchase of shell of $397,000, $238,500 in consulting services costs, legal and audit costs of $74,520, investor relations costs of $10,000, travel costs of $43,500, loan interest expense of $5,950, and other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended March 31, 2013 totaled $522,274 primarily comprised of employee costs, research and development costs, accretion of debt discount, legal and audit costs, travel costs, and investor relation costs compared to $798,554 for the nine months ended March 31, 2012 primarily comprised of purchase of shell, consulting services costs, legal and audit fees, investor relations costs, and travel costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $24,524 in the nine months ending March 31, 2013 resulting from cash provided by financing activities of $255,500, offset partially by cash used in operating activities of $230,976.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2013	2012

Cash at beginning of period	$4,185	$746
Net cash used in operating activities	(230,976)	(771,812)
Net cash used in investing activities	-	(8,000)
Net cash provided by financing activities	255,500	779,394
Cash at end of period	$28,709	$328

Cash Flows from Operating Activities – For the nine months ending March 31, 2013, net cash used in operations was $230,976 compared to net cash used in operations of $771,812 for the nine months ending March 31, 2012. Net cash used in operations was primarily due to a net loss of $522,274 for the nine months ended March 31, 2013, adjusted for noncash operating expenses related to warrants issued for research and development of $108,500, accretion of debt discount of $68,529, and depreciation expense of $357, as well as the changes in operating assets and liabilities of $113,912, primarily due to the increase in related party payables, employee cost and accounts payable.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine months ending March 31, 2013 was $255,500, compared to net cash provided of $779,394 in the same period in 2012. The net cash provided by financing activities in the current period was mainly due to proceeds from notes payable to stockholders of $273,500, offset by $18,000 in repayment of related party notes payable..

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

Short-Term Note Payables

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. As of March 31, 2013, the outstanding balance of the related party payables is $338,700.

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

On November 1, 2012, we entered into an unsecured $235,000 principal amount consolidation promissory note (“Consolidation Promissory Note”) with a non-affiliate stockholder (“Noteholder”). The Consolidation Promissory Note is a consolidation of the foregoing promissory notes totaling $235,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid. We did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder. Under the terms of the Consolidation Promissory Note, it matures January 31, 2013, and accrues interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

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

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

New Note

On March 14, 2013, the Company entered into an unsecured $600,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”). The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company did receive additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures July 15, 2014, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded. The Company determined that there were no free standing features. The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. The Company then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 17 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

Accrued interest on all notes payable to stockholders at March 31, 2013 totaled $40,152 and is included in related party payables.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $1,976,079 and $1,453,805 at March 31, 2013 and June 30, 2012, respectively, and had a net loss of $522,274 and $799,354 for the nine months ended March 31, 2013 and 2012, respectively, and net cash used in operating activities of $230,976 and $771,812 for the nine months ended March 31, 2013 and 2012, respectively, with no revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended March 31, 2013, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented nor are they reviewed and approved by anyone other than the CFO.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation

10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16*	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013
10.17 (7)	Appointment of Eric Clemons as President

14 (1)	Code of Ethics of Discount Dental Materials, Inc.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

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

(6)    Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.

(7)    Incorporated by reference from our Form 8-K filed with the Commission on March 21, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOUNT DENTAL MATERIALS, INC.

A Nevada corporation

By: /s/ ERIC CLEMONS

Eric Clemons, President (Principal Executive Officer)

By: /s/ WESLEY TATE

Wesley Tate, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 2, 2013