Form 10-K
period 2013-06-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2013-09-30
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes _ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes _ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes __ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                           Accelerated filer [ ]

Non-accelerated filer [ ]                                                                                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012 is approximately $5,299,496.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No /
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 27, 2013
Common Stock, no par value	33,580,001

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DISCOUNT DENTAL MATERIALS, INC.

2013ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements.Such statements may include, but are not limited to, information related to: anticipated operating results; licensing arrangements; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to secure materials and subcontractors; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Discount Dental” or “DDOO” refers to Discount Dental Materials, Inc., a Nevada corporation;

•	“Commission” refers to the Securities and Exchange Commission;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Cerebain” refers to Cerebain Biotech Corp., a Nevada company; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

On January 17, 2012, the holders of a majority of our common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of our common stock from those shareholders in exchange for $296,000.  These shares represented approximately 90% of our outstanding common stock at the time of the transaction(after taking into account the cancellation of 6,000,000 shares of our common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, we closed a transaction with the shareholders of Cerebain whereby we issued 4,556,800 shares of our common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, we closed a transaction with our primary shareholder, Mr. R. Douglas Barton, whereby we sold all of our then-existing assets to Mr. Barton in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 6,000,000 shares of our common stock.  The shares were returned by Mr. Barton and were cancelled on our books on February 9, 2012.

As a result of these transactions: (i) Cerebain became our wholly-owned subsidiary, (ii) all of our officers and one of our directors resigned immediately, and we appointed one new director and retained new executive officers; and (iii) we changed our business focus from one selling disposable dental supply products at discount prices over the Internet to one focusing on researching, developing, and testing medicinal treatments utilizing omentum under a patent Cerebainlicenses from Dr. Surinder Singh Saini, MD.

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

In accordance with our current business plan we have begun the processes necessary, and contracted with certain third party companies to research, develop, and test certain products that could be used to treat dementia utilizing omentum, and are looking at certain third party facilities that could be utilized to research, develop and test medicinal treatments utilizing omentum, both under a patent we license from Dr. Surinder Singh Saini, MD. Our management anticipates that we may form subsidiaries and affiliates to operate different drugs based on the intellectual property.  Although we have contracted with a firm to research, develop and test products that could be used to treat dementia utilizing omentum, in order to fully execute on that agreement, as well as hire one or more firms to research, develop and test medicinal treatmentsutilizing omentum, we will need to raise additional funds.

General

Description of Patent License Agreement

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we accrued rights fees of $50,000 payable to Dr. Saini, and we issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder.In addition, Dr. Sainihas the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

In 2013, we paid legal fees totaling $2,917 related to the patent.  In 2012, we paid legal fees totaling $27,300 related to the patent.

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

Neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, are the most common causes of dementia.  Dementia can also be due to a stroke.In most circumstances, the changes in the brain that are causing dementia cannot be stopped or turned back.

Statistics

▪	Affected population worldwide

According to the 2010 World Alzheimer Report, in 2010 about 35 million people had dementia worldwide.  The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

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

The global cost of care for dementia exceeded $604 billion, or 1 percent of the world's gross domestic product (GDP) according to the 2010 World Alzheimer Report.  These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills.  About 70% of these costs occur in Western Europe and North America.  Such costs will continue to increase drastically as the affected population of dementia increases.

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

Principal Products and Services

Our Products

Dr. Saini is the inventor of U.S. Patent Application No. 12/361,808, No. 13/309,468 and No. 13/849,014 and its foreign counterparts in Europe and Japan.He is one of our founders and a medical advisor to the company.  As a practicing doctor he is a gastrointestinal specialist, and often needs to apply a gastrostomy tube to an abdominal area of a patient for surgical procedures.  In some cases when a patient having dementia underwent such surgery, Dr. Saini observed that some of symptoms of dementia became noticeably improved for at least 24 hours or longer after the surgery.These observations led Dr. Saini to a hypothesis that stimulation of omentum can improve conditions related to dementia and such improvement may occur because the stimulation of omentum induces production and/or secretion of some biological agent(s) that can improve such conditions.

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

On September 24, 2012, once the Initial Feasibility Study was complete, we have established a development plan that should, within one year, produce medical device prototypes to be used in testing.

On September 24, 2012, once the Initial Feasibility Study was completed, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Pursuant to the agreement, we agreed to the following schedule:

i) Upon signing the agreement we will issue Sonos warrantsto purchase 50,000 shares of our common stock.The warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price of $0.20 per share.

ii) Phase 1 –Sonos will conduct a search of literature, patents, and sources for information to guide the definition of the device requirements, including, but not limited to, reviewing Dr. Saini’s patent, review other patents related to omentum, fluid extraction, and collection, stimulation, search medical literature for omentum texts, articles, research clinical studies related to the use of omentum in the treatment of omentum.  In exchange for the services, we will pay Sonos a cash payment of approximately $20,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.    Sonos has provided a concept prototype of the medical device.

iii) Phase 2 –Sonos will define the design objective in terms of materials, fabrication, technology, and performance.  In exchange for the services, we will pay Sonos a cash payment of approximately $19,000 and 50,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

iv) Phase 3–Sonos will develop a minimum of three design concepts that meet the design objectives outlined in Phase II, and document the designs in sketches, drawings, and draft specifications and estimate schedule, capital, and production costs for each approach.  In exchange for these services, we will pay Sonos a cash payment of $12,500 and 100,000 warrants upon completion of the phase.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

v) Phase 4 –Sonos will review concepts from Phase 3 and choose two or more of the design concepts for the development of prototypes for testing in Phase 5 (which will be pursuant to a subsequent agreement between the parties).  In exchange for these services, we will pay Sonos a cash payment of up to $350,000 and 100,000 warrants for each of the three prototypes for a total of 300,000 warrants.  In addition, should Sonos complete the first Omentum producing prototype by March 31, 2013, Sonos will receive an additional 100,000 warrants.  Warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price based on the fair market value of the stock on the date of completion of the phase.

As of June 30, 2013, Sonos was in Phase 3 of the above development schedule and we have issued them warrants to purchase 50,000 shares of our common stock.  In addition, we have entered into a consulting contract with IDC Consulting and Investors LLC in which they will assist us with necessary introductions to medical device testing facilities in Uzbekistan.

The value of the warrants will be recorded as research and development expense under selling, general, and administrative expenses in the period earned.

Industry Overview

As noted above, according to the 2010 World Alzheimer Report, in 2010 approximately 35 million people had dementia worldwide.  The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

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

According to the 2010 World Alzheimer Report, the global cost of care for dementia exceeded $604 billion in 2010, or 1 percent of the world's gross domestic product (GDP). These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills.  About 70% of these costs occur in Western Europe and North America.  Such costs will continue to increase drastically as the affected population of dementia increases.

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

There have been no significant marketing transactions as of June 30, 2013.

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

Government Regulation

Our research, development and testing of potential products, including clinical trials, will be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state.  The sanctions for failure to comply with such laws, regulations, or rules could include denial of the right to conduct business, significant fines, and criminal and civil penalties.  An increase in the complexity or substantive requirements of such laws, regulations, or rules could have a material adverse effect on our business.Any change in the current regulatory requirements or related interpretations of regulatory requirement could adversely affect our operations.

Intellectual Property

Currently, our only intellectual property is the patent we are licensing from Dr. Saini.  Other than that and our trade secrets and proprietary know-how, we do not have any other intellectual property.

Employees and Contractors

As of the date of this filing, we have2 employees and 5 independent contractors.

Facilities

Our principal executive and administrative offices, and those of Cerebain, are currently located at 13455 Noel Road, Suite 1000, Dallas, TX 75240.  Our office space is located at an executive suites location and is leased on a month to month basis.  Our monthly lease payment is $149 per month.  Due to the nature of our business, the majority of our Operations and Research & Development are outsourced, thereby reducing the need for a sizeable facility.

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

Risks Related to Business Operations

We have a limited operating history and historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development.  We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future.  We were incorporated in Nevada on December 18, 2007.  Prior to our transaction with Cerebain, our business focused on selling disposable dental supply products at discount prices over the Internet, but we did not have any material operations.  Cerebain also has a limited operating history, but, as a result of the agreement with Sonos described herein, and the continuing scientific experiments being conducted by Dr. Surinder Singh Saini, MD to research, develop and test medicinal treatments for dementia utilizing omentum, we have started operations..  Our only significant asset is our rights under that certain Patent License Agreement with Dr. Surinder Singh Saini, MD, dated June 10, 2010.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

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

Our financial statements as of June 30, 2013 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

Our future success heavily depends on the continued service of our senior management and other key personnel, including Dr. Saini. In particular, we rely on the expertise and experience of Eric Clemons our President and Wesley Tate our Chief Financial Officer regarding their experience as officers of a publicly-traded over-the-market company, and of Dr. Saini, our Principal Scientist, regarding his knowledge of omentum and the medical community. If Mr. Clemons, Mr. Tate or Dr. Saini are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, and key employees.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive and administrative offices, and those of Cerebain, are currently located at 13455 Noel Road, Suite 1000, Dallas, TX  75240.  Our monthly rent for this location is $149.

Due to anticipated growth, we are in the process of looking for new space for its headquarters and customer service operations.  We believe that we will be able to locate such space on reasonable rates and terms.

Item 3. Legal Proceedings

We are not aware of any current legal proceedings.  In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 4.  Mine Safety Disclosures

There is no information required to be disclosed by us under this Item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “DDOO.”  We were listed on September 19, 2011.  There are 33,580,001 shares outstanding.  The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Fiscal Year ended June 30, 2013

	High	Low
First Quarter	$2.65	$1.01
Second Quarter	$2.25	$0.16
Third Quarter	$1.24	$0.40
Fourth Quarter	$1.05	$0.59

	Fiscal Year ended June 30, 2012

	High	Low
First Quarter	$--	$--
Second Quarter	$--	$--
Third Quarter	$2.99	$0.80
Fourth Quarter	$2.60	$1.01

(b)	Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on September 27, 2013 was 101.  Many of the shares of our common stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

(c)           Dividends

We do not expect to pay cash dividends in the next term.  We intend to retain future earnings, if any, to provide funds for operation of our business.

(d)           Equity Compensation Plans

As of the date of this filing, we have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities

On March 14, 2013, we entered into an unsecured $600,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of prior Promissory and Convertible Notes totaling $485,000 with the same Noteholder.  Such note was voided as a result, however, the accrued interest on such note is still owed and included with the accrued interest of the Consolidation Note until paid.  We received additional funds totaling $115,000 under the Consolidation Note.  Under the terms of the Consolidation Note, it matures July 15, 2014, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On June 4, 2013, we entered into an unsecured $25,000 principal amount convertible promissory note (“PromissoryNote”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the Note, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

In 2013, we paid legal fees totaling $2,917 related to the patent.  In 2012, we paid legal fees totaling $27,300 related to the patent.

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

Statistics

▪ Affected population worldwide

According to the 2010 World Alzheimer Report in 2010, about 35 million people had dementia worldwide.  The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

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

Plan of Operations

As a development-stage enterprise, we have had no revenues through June 30, 2013.  At June 30, 2013 our cash balance was negligible.

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

Results of Operations

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Revenue

For the Fiscal years ended June 30, 2013 and June 30, 2012, we have not generated any revenues.

Operating expenses

Operating expenses increased by $383,109 or 40.8%, to $1,332,224 in the fiscal year ended June 30, 2013 from $949,115 in the fiscal yearended June 30, 2012 primarily due to our increase in Consultant Expense and Compensation Expense.

Operating expenses for the fiscal yearended June 30, 2013 were comprised of $545,985 in consulting services costs; legal, accounting and other professional fees of $77,801; loan interest and amortized costs expense of $188,841; travel and entertainment costs of $116,873; research and development costs of $108,500; compensation expense of $246,500; employee expense of $30,880; and other operating expenses.

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

Net loss before income taxes

Net loss before income taxes for the fiscal yearended June 30, 2013 totaled $1,332,224 primarily due consulting services costs, legal, accounting and other professional fees, loan interest and amortized costs expense, research and development costs, compensation expense, employee expense and travel costs compared to $949,114 for the fiscal yearended June 30, 2012 primarily due to purchase of shell, consulting services costs, legal and accounting costs, and travel costs.

Assets and Liabilities

Assets were $85,441 as of June 30, 2013.  Assets consisted of cash of $8, prepaid expense of $1,533, and patent rights of $83,900.  Liabilities were $944,273 as of June 30, 2013.  Liabilities consisted primarily of accounts payable of $186,160, related party notes payable of $424,115, notes payable to stockholders of $2,000, and convertible note to stockholders, net of debt discount of $319,118.

Stockholders’ Deficit

Stockholders’ deficit was $858,832 as of June 30, 2013.  Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs,beneficial conversion feature associated with convertible note of $400,000, and shares issued for patent rights totaling $6,600, offset primarily by the deficit accumulated during the development stage of $2,786,029 at June 30, 2013.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $4,177 in the fiscal year ending June 30, 2013 resulting from cash provided by financing activities of $294,500, offset partially by cash used in operating activities of $298,677.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Fiscal Year Ended June 30,
	2013	2012

Cash at beginning of period	$4,185	$746
Net cash used in operating activities	(298,677)	(930,955)
Net cash used in investing activities	-	(8,000)
Net cash provided by financing activities	294,500	942,394
Cash at end of period	$8	$4,185

Cash Flows from Operating Activities – For the fiscal year ending June 30, 2013, net cash used in operations was $298,677 compared to net cash used in operations of $930,955 for the fiscal year ending June 30, 2012.  Net cash used in operations was primarily due to a net loss of $1,332,224 for fiscal year ending June 30, 2013, accretion of debt discount of $139,118, depreciation expense of $357, the issuance of warrants for $108,500, issuance of shares for services for $312,000 and issuance of options for $246,500.

Cash Flows from Investing Activities – Net cash flows used in investing activities was $0 in the fiscal year ending June 30, 2013, compared to net cash used of $8,000 in the same period in 2012.  Net cash used in investing in the fiscal years ending June 30, 2012 was primarily due to capitalized patent costs of $8,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the fiscal year ending June 30, 2013 was $294,500, compared to net cash provided of $924,394 in the same period in 2012.  The decrease in net cash provided by financing activities was primarily due to a decrease in proceeds from issuance of common stock, net of offering costs, which was $632,884, in 2012.

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

Short-Term Note Payables

On January 18, 2013, we converted $356,700 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. As of June 30, 2013, the outstanding balance of the related party payables is $338,700.

On June 30, 2013, we converted $84,915 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at two (2.0) percent per annum at maturity.As of June 30, 2013, the outstanding balance of the related party payables is $84,915.

On June 14, 2013, we entered into an unsecured $2,000 promissory note with a stockholder.  The note matures on September 14, 2013 and accrued interest at two (2.0) percent per annum at maturity.As of June 30, 2013, the outstanding balance of the related party payables is $2,000.

Old Notes

On December 27, 2012, we entered into an unsecured $10,000 promissory note with a stockholder.  The terms of the note have not been negotiated. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

On November 1, 2012, we entered into an unsecured $235,000 principal amount consolidation promissory note (“Consolidation Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Promissory Note is a consolidation of the foregoing promissory notes totaling $235,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid.  We did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder.  Under the terms of the Consolidation Promissory Note, it matured January 31, 2013, and accrued interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

On August 30, 2012, we entered into an unsecured $60,000 promissory note with a stockholder.  The terms of the note had not been negotiated as of the date of issuance. On November 1, 2012 we restructured the terms of these notes with the noteholder as described above.

On July 25, 2012, we entered into an unsecured $100,000 promissory note (“Promissory Note”) with a stockholder.  The Promissory Note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On November 1, 2012 we restructured the terms of these notes with the noteholder as described above.

On June 12, 2012, we entered into an unsecured $75,000 principal amount promissory note with a stockholder.  This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum.  We determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements. On July 25, 2012, we entered into an unsecured $100,000 promissory notewith the same stockholder. This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On August 30, 2012, we entered into an unsecured $60,000 promissory note with the same stockholder.  The terms of the note had not been negotiated as of the date of issuance. On November 1, 2012 we restructured the terms of these notes with the noteholder as described above.

Long-Term Note Payables

Old Notes

On July 31, 2011, we entered into an unsecured $60,000 promissory note with a stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity. On October 13, 2011, we entered into a $100,000 convertible note (“Convertible Note”) with the samestockholder.The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into our common stock, and provided for potential adjustments, as defined.To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debtis a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.In addition, there was no beneficial conversion feature since the conversion price was not lower than the estimated fair value of our common stock on the date of the transaction.  On February 1, 2012, we entered into an unsecured $80,000 promissory note with the same stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 we restructured the terms of these notes with the noteholder as described below.

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

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.  On March 14, 2013 we restructured the terms of the note with the noteholder as described below.  The unamortized debt discount of $83,000 was offset against additional paid-in capital.

New Notes

On March 14, 2013, we entered into an unsecured $600,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $485,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid.  We received additional funds totaling $115,000 under the Consolidation Note.  Under the terms of the Consolidation Note, it matures July 15, 2014, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. We first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded.  We determined that there were no free standing features.  The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income.  We determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 17 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

On June 4, 2013, we entered into an unsecured $25,000 principal amount convertible promissory note (“PromissoryNote”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

On December 8, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 105,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for $36,960, net of offering costs of $5,040.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On December 1, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 337,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for $118,800, net of offering costs of $16,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 21, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 312,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for $110,000, net of offering costs of $15,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 18, 2011, we entered into a stock purchase agreement with a third party, under which we issued them 187,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for approximately $66,657, net of offering costs of approximately $10,343.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On October 28, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 562,500 shares of its common stock, restricted in accordance with Rule 144, in exchange for $198,000, net of offering costs of $27,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 1, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 12,500 Units (each a “Unit” and collectively the “Units”), with each Unit consisting of Two (2) shares of common stock and One (1) warrant to purchase One (1) share of common stock (each a “Warrant” and collectively the “Warrants”) at a price per Unit of $1.00 for a total of $8,800, net of offering costs of $1,200. The common stock is restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Capital Expenditures

Other Capital Expenditures

If we have the funds available, we expect to purchase approximately $30,000 of equipment in connection with the expansion of thebusiness.

Development Stage Company

We are a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. We are still devoting substantially all of our efforts on establishing the business and its planned principal operations have only recently commenced.  All losses accumulated since inception have been considered as part of our development stage activities.

Fiscal year end

Cerebain has a June 30 fiscal year end and on February 10, 2012 our Board of Directors changed Discount Dental’s fiscal year end to June 30 for ease of financial reporting.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended June 30, 2013. We had a deficit accumulated during the development stage of $2,786,029 and $1,453,805 at June 30, 2013 and 2012, respectively, and had a net loss of $1,332,224 for the fiscal year ending June 30, 2013 and $949,114 for the fiscal year ended June 30, 2012, and net cash used in operating activities of $298,677 for the fiscal year ending June 30, 2013 and $930,955 for the fiscal year ended June 30, 2012, with no revenue earned since inception.

While we arecommencing operations and attempting to generate revenues,our cash position is not be significant enough to support our daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate revenues, and successfully borrow money or sell our securities for cash.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page F-9.

The following are deemed to be the most significant accounting policies affecting the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, useful lives and residual value of long-lived assets and the valuation of warrants and options. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2013, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Stock Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”)defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesseslisted below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended June 30, 2013, the Company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Eric Clemons	42	President and a Director
Wesley Tate	50	Chief Financial Officer and Secretary
Gerald DeCiccio	55	Director

Eric Clemons

Prior to joining Discount Dental, from 1997 until 2010, Mr. Clemons served as President and Chief Operating Officer for GTC Telecom Corp, a publicly-traded Nevada Corporation that operated in Costa Mesa, California. The company provided telecommunication services, including long distance telephone services, calling card services and various Internet related services including Internet Service Provider access and Web Page Hosting. In addition, the company developed an international subsidiary offering call center and IT support services in India. While serving in this capacity, Mr. Clemons was instrumental in growing the company’s annual revenues from $500,000 per year to over $17 million per year. In a span of 9 years, GTC Telecom generated total revenues of over $75 million dollars. Since 2010, Mr. Clemons has been providing management and financial consulting services to small-to-mid sized public companies.

Wesley Tate

Prior to joining Discount Dental Materials, Inc., Mr. Tate was the owner of Strategic Business Associates, a Tennessee company providing consulting services to start-up and small companies, assisting with the inception of an idea through growing a successful business.  Prior to starting his own company, Mr. Tate served as the Chief Financial Officer for HST Global, Inc., a Bio-Technology Development Stage Company located in Hampton, VA.  Mr. Tate also served as the Director of Operations for The Health Network, Inc., a Health and Wellness company located in Hampton, VA.  Other positions include Executive Vice President and Chief Operating Officer for InnerLight Inc. located in Provo, Utah, Director of Finance for Beverly Sassoon and Co. in Boca Raton, Florida and Finance Director for Strategic Telecom Systems in Knoxville Tennessee. Wes has spent over 15 years overseeing all financial and operational responsibilities for companies in a variety of industries including bio-technology, pharmaceutical, health care, construction and telecommunications.

Mr. Tate received his Bachelor of Science degree from the University of Tennessee, Knoxville, with majors in Finance and Psychology, and earned his Masters of Business Administration from the University of Tennessee, Knoxville, with concentrations in finance and management. Wes served his country in the United States Army.

Gerald A. DeCiccio

Mr. DeCiccio was our sole officer and director from our inception until January 2013.  Mr. DeCiccio remained as a director, but resigned as an officer of the company to pursue other business interests.Since May 2012, Mr. DeCiccio has been the Chief Financial Officer of SNF, Inc. From June 2007 until April 2012, Mr. DeCiccio was the Vice President and Corporate Controller of Ritz Interactive, Inc. From February 2010 to February 2011, Mr. DeCiccio was the Chief Financial Officer of Worldwide Energy & Manufacturing USA, Inc.  Prior to that he was the Chief Financial Officer and a board member of GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc. (Mr. DeCiccio took GTC public in 1999) and Chief Financial Officer for National Telephone & Communications, Inc. In his positions as Chief Financial Officer of Worldwide, GTC, Perfexa and National, he managed the finance, accounting, SEC reporting, treasury, human resources, investor relations, and legal departments. Mr. DeCiccio also held senior financial roles at Newport Corporation and Parker Hannifin Corporation and was a Supervising Senior Accountant for Ernst and Young. He has also been a member of the Board of Directors and Audit Committee for Interplay Entertainment, Inc., GT Data Corp., Longwei Petroleum Investment Holding Ltd., and Worldwide Energy & Manufacturing USA, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us during the fiscal year ended June 30, 2013, some of our officers and directors need to complete their required Section 16(a) filing requirements.

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

Involvement in Legal Proceedings

We are not aware of any current legal proceedings.  In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Board Committees

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

We maintain a Scientific Advisory Board to assist the Board of Directors by reviewing and evaluating our research and development programs.  Dr. Saini serves as our Principal Scientist and Chairman of our Scientific Advisory Board.

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

Mr. DeCiccio is not considered independent because he was an executive officer of the Company during the past three years.

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

Item 11.  Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Eric Clemons, our President, Wesley Tate, our Chief Financial Officer and Secretary, Gerald DeCiccio, our former President and Chief Executive Officer, Chief Financial Officer and Secretary, R. Douglas Barton, our former President, Chief Executive Officer and Chief Financial Officer, and James Barton, our former Vice President and Secretary for all services rendered in all capacities to us in fiscal years ended June 30, 2013, 2012 and 2011.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the fiscal years ended fiscal years ended June 30, 2013, 2012 and 2011.

Name and Principal Position	Fiscal Year	Salary($)(2)	Bonus($)	All Other Compensation ($)	Total($)(2)
Eric Clemons	2013	$12,265	$10,000	$0	22,265
President

Wesley Tate	2013	$18,034	$0	$0	$18,034
CFO

Gerald DeCiccio (1)	2013	$21,080	$0	$0	$21,080
Former President and	2012	$28,730	$0	$0	$28,730
Chief Executive Officer	2011	$13,570	$0	$0	$13,570

R. Douglas Barton (3)	2013	$0	$0	$0	$0
Former CEO, CFO and	2012	$0	$0	$0	$0
COA	2011	$0	$0	$0	$0

James Barton (3)	2013	$0	$0	$0	$0
Former VP and Secretary	2012	$0	$0	$0	$0
	2011	$0	$0	$0	$0

(1) On February 9, 2012, we acquired Cerebain in a reverse acquisition transaction and, in connection with that transaction, Mr. DeCiccio was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. DeCiccio resigned from these officer positions in January 2013.

(2) Includes amounts paid to Mr. DeCiccio by Cerebain.  During Cerebain’s fiscal years ended June 30, 2013, 2012, and 2011Cerebain paid Mr. DeCiccio$21,080, $28,730, and $13,570, respectively.

(3) R. Douglas Barton and James Barton resigned as executive officers of the Company, effective February 9, 2012.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended June 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eric Clemons	200,000	800,000	-0-	.50	2019	-0-	-0-	-0-	-0-

Wesley Tate	100,000	400,000	-0-	.50	2019	-0-	-0-	-0-	-0-

Gerald A. DeCiccio (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

R. Douglas Barton (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

James Barton (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Former executive officer.

Employment Agreements

On June 15, 2013, we entered into an employment agreement with Eric Clemons.  Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000.00), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for DDOO consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter.  In addition, we also will issue Mr. Clemons an option to acquire up to 1,000,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $0.50 per share subject to a vesting schedule.  On August 30, 2013, we entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company.

On June 15, 2013, we entered into an employment agreement with Wesley Tate.  Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000.00) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc.  In addition, we also will issue Mr. Tate an option to acquire up to 500,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $0.50 per share subject to a vesting schedule.  On August 30, 2013, we entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company.

Compensation of Directors

On June 1, 2013, we entered into a consulting agreement with Gerald DeCiccio.  Under the terms of the agreement, Mr. DeCiccio will be paid a cash retainer of $5,000 per quarter, payable at the beginning of a quarter; $1,000 per major committee meeting as contemplated in the respective committee charter, payable at the beginning of the subsequent quarter; $2,500 per quarter, payable at the beginning of a quarter, for Chairman of the Audit Committee; and $1,000 per quarter, payable at the beginning of a quarter, for Chairman of any other board committee.  In addition, he will also be issued 100,000 DDOO common restricted shares annually.  The first issuance of 100,000 shares will be on the Effective Date of this Agreement and each year on January 1 thereafter.  These shares will be fully vested on the date issued.  On August 30, 2013, we entered into an addendum to this agreement in which Mr. DeCiccio will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of June 30, 2013 by (i) each person known by Discount Dental to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers.  Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership	Percent of Class (1)

Eric Clemons(3) (5)	1,673,850	5.3%

Wesley Tate(3) (5)	100,000	0.3%

Gerald A. DeCiccio (3)	725,000	2.3%

Dr. Surinder Singh Saini, MD	8,250,000	26.12%

Teg S. Sandhu	7,612,500	24.1%

Harbans K. Sandhu	1,875,000	6.0%

Brad Vroom	3,194,612(4)	9.9%

All Officers and Directors as a Group (3 Persons)	2,498,850	7.9%

(1)
Based on 31,580,001shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Cerebain Biotech Corp., 13455 Noel Road, Suite 1000, Dallas, TX75240.

(3)	Indicates an officer and/or director of the Company.

(4)
Includes 694,612 shares of our common stock that Mr. Vroom could acquire under convertible notes he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Vroom to own more than 9.9% of our common stock.

(5)	Includes options of 200,000 shares for Mr. Clemons and 100,000 shares for Mr. Tate.

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

We had a consulting agreement with its officer, director, and stockholder under which he was compensated $5,000 per month, plus medical benefits.  This contract, as amended on January 1, 2012, was for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term.  On January 18, 2013, the contract was terminated by both parties, notwithstanding the aforementioned termination provisions, with no additional costs owed subsequent to December 31, 2012.  The amount of $116,700 owed under the contract as of December 31, 2012 was converted into a note payable (See Note 7).

We have a consulting agreement with a stockholder to provide accounting and administrative support, under which she is compensated $1,500 per month.  This contract was for twelve (12) months beginning September 2010 (“Initial Term”), automatically renewable for one (1) successive twelve (12) month term after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term. This contract is currently on a month to month basis and can be terminated given 30 days written notice.

In addition, we had consulting agreements with two (2) of its stockholders, under which we compensated each of these stockholders $10,000 per month plus medical benefits.  These contracts, as amended on January 1, 2012, were for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term. On January 18, 2013, these contracts were terminated by both parties, notwithstanding the aforementioned terminable conditions, with no additional costs owed subsequent to December 31, 2012.  The amounts totaling $240,000 owed under these contracts as of December 31, 2012 were converted into a note payable (See Note 7).

We have a consulting agreement with an individual to provide assistance in the marketing of the company’s biomedical products, under which he is compensated $225 per hour and an engagement fee of 25,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning March 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

We have a consulting agreement with an individual to provide assistance in the introduction of the company to medical device testing organization and to facilitate access to doctors in Uzbekistan, under which he is compensated 250,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning April 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

We had anengagement agreement with a company to provide financial advisor services, under which they arepaid an engagement fee of $45,000 and 25,000 shares of the Company’s common stock.  This contract is for six (6) months beginning March 2013 (“Initial Term”), unless extended by mutual written consent or earlier terminated.  This contract will not be renewed.

Employment Agreements and Compensation of Officers and Directors

On June 15, 2013, we entered into an employment agreement with Eric Clemons.  Under the terms of the agreement, Mr. Clemons shall be paid an annual salaryof One Hundred Fifty-Six Thousand Dollars ($156,000.00), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for DDOO consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter.  In addition, we also will issue Mr. Clemons an option to acquire up to 1,000,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $0.50 per share subject to a vesting schedule.  On August 30, 2013, we entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company.

On June 15, 2013, we entered into an employment agreement with Wesley Tate.  Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000.00) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc.  In addition, we also will issue Mr. Tate an option to acquire up to 500,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $0.50 per share subject to a vesting schedule.  On August 30, 2013, we entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company.

On June 1, 2013, we entered into a consulting agreement with Gerald DeCiccio.  Under the terms of the agreement, Mr. DeCiccio will be paid a cash retainer of $5,000 per quarter, payable at the beginning of a quarter; $1,000 per major committee meeting as contemplated in the respective committee charter, payable at the beginning of the subsequent quarter; $2,500 per quarter, payable at the beginning of a quarter, for Chairman of the Audit Committee; and $1,000 per quarter, payable at the beginning of a quarter, for Chairman of any other board committee.  In addition, he will also be issued 100,000 DDOO common restricted shares annually.  The first issuance of 100,000 shares will be on the Effective Date of this Agreement and each year on January 1 thereafter.  These shares will be fully vested on the date issued.  On August 30, 2013, we entered into an addendum to this agreement in which Mr. DeCiccio will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company.

Item 14.  Principal Accounting Fees and Services

Audit-Related Fees

The fee billed in 2013 by Windes&McClaughry Accountancy Corporation for the review of the Company’s financial statements included in our quarterly report on Form 10-Q for September 30, 2012 was $5,000.The aggregate fees billed in 2013 by Hartley Moore Accountancy Corporation for the review of the Company’s statements included in our quarterly reports on Form 10-Q for March 31, 2013 and December 31, 2012 were $5,500.

The aggregate fees billed by Windes&McClaughry Accountancy Corporation for the audit of our financial statements in 2012 were $11,000.

Tax Fees

We did not incur any fees for tax services for fiscal year ended 2013.

All Other Fees

None

Item 15. Exhibits, Financial Statement Schedules.

(a) The Exhibits listed below are filed as part of this Annual Report.

Item No.	Description

3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation

10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17*	Employment Agreement with Eric Clemons dated June 15, 2013

10.18*	Employment Agreement with Wesley Tate dated June 15, 2013

10.19*	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20*	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

14 (1)	Code of Ethics of Discount Dental Materials, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2012 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 30, 2013
Discount Dental Materials, Inc. a Nevada corporation

By:	/s/ Eric Clemons
Eric Clemons
President

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Discount Dental Materials, Inc.:

We have audited the consolidated balance sheets of Discount Dental Materials, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the period February 22, 2010 (Inception) through June 30, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discount Dental Materials, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, and the period February 22, 2010 (Inception) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern.  The entity has no revenues, has suffered recurring losses from operations and has limited cash.  The Company may not have adequate readily available resources to fund operations through fiscal 2014.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Anaheim, California
September 30, 2013

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$8	$4,185
Prepaid expenses	1,533	-
Total current assets	1,541	4,185

Long-term assets:
Computer equipment, net	-	357
Patent rights	83,900	83,900
Total long-term assets	83,900	84,257

Total assets	$85,441	$88,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$81,154	$42,767
Related party payables	105,006	369,283
Notes payable to stockholders	2,000	75,000
Accrued payroll and taxes	12,880	-
Related party notes payable	424,115	-
Total current liabilities	625,155	487,050

Long term liabilities:
Convertible note to stockholders, net of debt discount of $305,882 and $132,187, respectively	319,118	107,813
Total Long term liabilities	319,118	107,813

Total liabilities	944,273	594,863

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
31,580,001 and 31,180,001 shares issued and outstanding at June 30, 2013 and 2012, respectively	31,580	31,180
Additional paid in capital	1,895,617	916,204
Deficit accumulated during the development stage	(2,786,029)	(1,453,805)
Total stockholders’ deficit	(858,832)	(506,421)

Total liabilities and stockholders’ deficit	$85,441	$88,442

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended June 30,		February 22, 2010 (date of inception) through June 30, 2013
	2013	2012

Operating Expenses
Selling, general and administrative expenses	$1,082,114	$544,368	$2,129,174
Research and development costs	108,500	4,078	112,578
Accretion of debt discount	139,118	2,813	141,931
Marketing expenses	2,135	-	3,635
Purchase of shell	-	397,000	397,000
Depreciation	357	855	1,711
Total operating expenses	1,332,224	949,114	2,786,029
Net operating loss	(1,332,224)	(949,114)	(2,786,029)

Loss before income taxes	(1,332,224)	(949,114)	(2,786,029)
Income taxes	--	--	--
Net loss	$(1,332,224)	$(949,114)	$(2,786,029)

Loss per share:
Basic and diluted loss per share	$(0.04)	$(0.03)
Basic and diluted weighted average shares outstanding	31,255,206	30,363,440

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock # of Shares	Common Stock Amount	Common Stock Issuable	Additional Paid in Capital	Deficit Accumulated During the Development stage	Total Stockholders’ Deficit

Balance, February 22, 2010 (date of inception)	-	$-	$-	$-	$-	$-

Estimatedfair market value of stock issued to founders	4,062,500	4,063	-	(813)	-	3,250
Estimated fair market value of stock issuable for patent rights	-	-	6,600	-	-	6,600
Net loss for the year	-	-	-	-	(116,799)	(116,799)
Balance, June 30, 2010	4,062,500	4,063	6,600	(813)	(116,799)	(106,949)
Estimated fair market value of stock issued to founders	13,312,500	13,312	-	(2,662)	-	10,650
Estimated fair market value of stock issued for patent rights	8,250,000	8,250	(6,600)	(1,650)	-	-
Shares issued for fund raising at $0.16 per share	1,250,000	1,250	-	198,750	-	200,000
Shares issued for fund raising at $0.40 per share	50,000	50	-	19,950	-	20,000
Free trading shares as a result of reverse merger	2,500,001	2,500	-	(2,500)	-	-
Offering costs associated with shares issued for fundraising	-	-	-	(61,000)	-	(61,000)
Net loss for the year	-	-	-	-	(387,892)	(387,892)
Balance, June 30, 2011	29,425,001	29,425	-	150,075	(504,691)	(325,191)
Shares issued for fund raising at $0.40 per share	1,555,000	1,555	-	620,445	-	622,000
Shares issued for fund raising at $0.50 per share	200,000	200	-	99,800	-	100,000
Offering costs associated with shares issued for fundraising	-	-	-	(89,116)	-	(89,116)
Beneficial conversion feature associated with convertible note	-	-	-	135,000	-	135,000
Net loss for the year	-	-	-	-	(949,114)	(949,114)
Balance, June 30, 2012	31,180,001	31,180	-	916,204	(1,453,805)	(506,421)
Shares Issued for services	400,000	400		311,600		312,000
Warrants issued				108,500		108,500
Options issued				246,500		246,500
Beneficial conversion feature associated with convertible note	-			312,813		312,813
Net loss for the year	-				(1,332,224)	(1,332,224)
Balance, June 30, 2013	31,580,001	$31,580	$-	$1,895,617	$(2,786,029)	$(858,832)

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended		February 22, 2010 (date of inception) through June 30, 2013
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,332,224)	$(949,114)	$(2,786,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	357	855	1,711
Accretion of debt discount	139,118	2,813	141,931
Warrants issued for research and development	108,500		108,500
Options issued	246,500		246,500
Stock issued for services	312,000		312,000
Supplies contributed for founder’s shares	-	-	10,650
Changes in operating assets and liabilities:
Accounts payable	38,387	33,318	81,154
Related party payables	177,338	(18,827)	496,621
Prepaid expenses	(1,533)		(1,533)
Accrued payroll and taxes	12,880		12,880
Net cash used in operating activities	(298,677)	(930,955)	(1,375,615)

Cash flows from investing activities:
Capitalized patent costs	-	(8,000)	(27,300)
Purchases of computer equipment	-	-	(1,711)
Net cash used in investing activities	-	(8,000)	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	-	632,884	791,884
Notes payable to related parties	500		500
Repayment of notes payable to related parties	(18,000)		(18,000)
Repayment of notes payable to stockholders	-	(5,490)	(19,490)
Notes payable to stockholders	312,000	315,000	646,490
Net cash flows provided by financing activities:	294,500	942,394	1,404,634

Net change in cash and cash equivalents	(4,177)	3,439	8
Cash and cash equivalents- beginning of period	4,185	746	-
Cash and cash equivalents- end of period	$8	$4,185	$8

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock issuable	$-	$-	$56,600
Issuance of common stock issuable	$-	$-	$6,600
Beneficial conversion feature on convertible note	$312,813	$135,000	$447,813
Conversion of related party payables into notes payable	$441,615	$-	$441,615
Conversion of short term notes payable into long term note payable	$-	$240,000	$240,000

See accompanying notes to the consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”)ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of $2,786,029 and $1,453,805 at June 30, 2013 and 2012, respectively, had a net loss of $1,332,224 and $949,114 for the fiscal years ended June 30, 2013 and 2012, respectively, and net cash used in operating activities of $298,677 and $930,955 for the fiscal years ended June 30, 2013 and 2012, respectively, with no revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others: useful lives and residual values of long-lived assets and valuation of warrants and options.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Discount Dental Materials, Inc. and its wholly-owned subsidiary, Cerebain Biotech Corp. (collectively referred to as the “Company”).  There are no material intercompany transactions.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended June 30, 2013 and 2012.

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs charged to operations for the years ended June 30, 2013 and 2012 were $108,500 and $4,078, respectively.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2013, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
Convertible Debt

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debtis a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Accounting for Derivative Financial Instruments

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2013 and 2012, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurement, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Concentrations, Risks, and Uncertainties

The Company is a startup company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

Basic and Diluted Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants and options and conversion of convertible notes.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

The FASB ASC Topic 260, “Earnings Per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

Basic and diluted earnings (loss) per share are the same since the Company had net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

Subsequent Events

The Company follows the guidance in ASC Topic 85, “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

RecentAccounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company had a consulting agreement with its officer, director, and stockholder under which he was compensated $5,000 per month, plus medical benefits.  This contract, as amended on January 1, 2012, was for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term.  On January 18, 2013, the contract was terminated by both parties, not with standing the aforementioned termination provisions, with no additional costs owed subsequent to December 31, 2012.  The amount of $116,700 owed under the contract as of December 31, 2012 was converted into a note (See Note 7).

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

The Company has a consulting agreement with an individual to provide assistance in the marketing of the company’s biomedical products, under which he is compensated $225 per hour and an engagement fee of 25,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning March 2013, and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

The Company has a consulting agreement with an individual to provide assistance in the introduction of the company to medical device testing organization and to facilitate access to doctors in Uzbekistan, under which he is compensated 250,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning April 2013, and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

The Company has an engagement agreement with a company to provide financial advisor services, under which they are paid an engagement fee of $45,000 and 25,000 shares of the Company’s common stock.  This contract is for six (6) months beginning March 2013, unless extended by mutual written consent or earlier terminated.  This contract will not be renewed.

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

NOTE 5 – COMPUTER EQUIPMENT

Computer equipment consisted of the following:

	June 30, 2013	June 30, 2012

Computer equipment	$1,711	$1,711
	1,711	1,711
Less: accumulated depreciation	(1,711)	(1,354)

Total	$-	$357

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

The patent will have an estimated useful life of 20 years based on the term of the patent.  Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

The Company paid legal fees totaling $0 and $8,000 related to the patent during the fiscal years ended June 30, 2013 and 2012, respectively.

NOTE 7 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity.  As of June 30, 2013, the outstanding balance of the related party payables is $338,700.

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrues interest at two (2.0) percent per annum at maturity.As of June 30, 2013, the outstanding balance of the related party payables is $85,415.

On June 14, 2013, the Company entered into an unsecured $2,000 promissory note with a stockholder.  The note matures on September 14, 2013 and accrues interest at two (2.0) percent per annum at maturity. As of June 30, 2013, the outstanding balance of the related party payables is $2,000.

Old Notes

On June 12, 2012, the Company entered into an unsecured $75,000 principal amount promissory note with a stockholder.  This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum.  The Company determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements.  On July 25, 2012, the Company entered into an unsecured $100,000 promissory notewith the same stockholder.  This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with the same stockholder.  The terms of the note had not been negotiated. On November 1, 2012 we restructured the terms of these notes with the noteholder as described below.

On November 1, 2012, the Company entered into an unsecured $235,000 principal amount consolidation promissory note (“Consolidation Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Promissory Note is a consolidation of the foregoing promissory notes totaling $235,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid.  The Company did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder.  Under the terms of the Consolidation Promissory Note, it maturedJanuary 31, 2013, and accrued interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

On December 27, 2012, the Company entered into an unsecured $10,000 promissory note with a stockholder.  The terms of the note had not been negotiated.  On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
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

On June 18, 2012, the Company entered into an unsecured $240,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid.  The Company did not receive additional funds under the Consolidation Note, as it was a consolidation of prior notes owed to Noteholder, but Noteholderhas loaned us an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above.  Under the terms of the Consolidation Note, it was scheduled to mature June 30, 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, Derivatives and Hedging” to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded.  The Company determined that there were no free standing features.  The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income.  The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. The Company then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note.  The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.  On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
New Notes

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

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815 to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded.  The Company determined that there were no free standing features.  The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income.  The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. The Company then reviewed ASC Topic 470-20 and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 17 month term of the Consolidation Note.  The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.  Accrued interest at June 30, 2013 totaled $44,925 and is included in related party payables.

On June 4, 2013, the Company entered into an unsecured $25,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the Note, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.Accrued interest at June 30, 2013 totaled $42 and is included in related party payables.

As of June 30, 2013, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2014	$426,115
2015	$625,000
Total	$1,051,115

NOTE 8 – STOCK TRANSACTIONS

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons.  The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Market Value of these options was apporoximately $541,000. As of June 30, 2013, 200,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $164,335.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate.  The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Value of these options was approximately  $ 270,000. As of June 30, 2013, 100,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $82,165.

In 2013 the Company issued 25,000 shares of common stock to an individual as payment for consulting services per contract dated March 2013. The shares were valued at $0.50 per share. The company recognized an expense of $10,000 as the fair market value of the shares was $0.40.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In 2013 the Company issued 100,000 shares of common stock to an individual as payment for consulting services per contract dated June 2013. The shares were valued at $0.50 per share. The company recognized an expense of $100,000 as the fair market value of the shares was $1.00. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In 2013 the Company issued 250,000 shares of common stock to an individual as payment for consulting services per contract dated April 2013. The shares were valued at $0.50 per share.  The company recognized an expense of $182,500 as the fair market value of the shares was $0.73. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In 2013 the Company issued 25,000 shares of common stock to an individual as payment for consulting services per contract dated March 2013. The shares were valued at $0.50 per share.  The company recognized an expense of $19,500 as the fair market value of the shares was $0.78. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

On January 17, 2012, the holders of a majority of the Company’s common stock entered into a Stock Purchase Agreement with Cerebain Biotech Corp., a Nevada corporation, under which Cerebain agreed to purchase an aggregate of 3,800,000 shares of the Company’s common stock from those shareholders in exchange for $296,000.  These shares represent approximately 90% of the Company’s outstanding common stock (after taking into account the cancellation of 6,000,000 shares of its common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein).  The transaction closed February 9, 2012.  Concurrently with the close of the transaction, the Company closed a transaction with the shareholders of Cerebain whereby it issued 4,556,800 shares of its common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock.  In addition, concurrent with these two transactions, the Company closed a transaction with its primary shareholder, Mr. R. Douglas Barton, whereby it sold all of its then-existingassets in exchange for Mr. Barton assuming all of the Company’s then-existing liabilities, as well as the return of 6,000,000 shares of the Company’s common stock.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

As a result of these events, all per share amounts, average shares outstanding, shares outstanding, and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock swap from the merger and the forward stock split.  Stockholders’ deficit has been retroactively adjusted to give effect to the stock swap and the forward stock splitfor all periods presented by reclassifying the par value of the reduction of shares in connection with the stock swapand the forward stock split to additional paid in capital.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

The warrants are exercisable for a term of two years at an exercise price of $0.80 per share.  The warrants also contain standard anti-dilution provisions, including but not limited to, if the Company has a stock split, stock dividend, spin-off, reclassification, combination of shares or similar corporate rearrangement, the conversion price of the warrants will proportionately be adjusted.

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

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement the Company issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

During the period from February 22, 2010 (date of inception) through June 30, 2011, the Company issued 17,375,000 restricted common shares for founder’s capital contribution, valued at $13,900 (based on the fair market value on the date of grant).  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 9 – OPTIONS AND WARRANTS

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons.  The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule.  Fair Market Value of these options was approximately $541,000.   As of June 30, 2013, 200,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $164,335.

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate.  The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule.  Fair Market Value of these options was approximately $270,000.   As of June 30, 2013, 100,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $82,165.

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 restricted common shares along with warrants to purchase an additional 12,500 shares with an exercise price of $0.80 and are exercisable for term of two years (see Note 8).

On May 17, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 50,000 restricted common shares along with warrants to purchase an additional 25,000 shares with an exercise price of $0.80 and are exercisable for term of two years (see Note 8).  The warrants expired May 2013.

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

During the year ended June 30, 2013, the Company issued 50,000 warrants.  Using Black-Scholes, with a volatility of 235.52%, a risk-free interest rate of 0.27% and 0% dividend yield, these warrants were valued at $108,000 and expensed as Research and Development.

During the year ended June 30, 2013, the Company issued 300,000 options.  Using Black-Scholes, with a volatility of 100.00%, a risk-free interest rate of 1.04% and 0% dividend yield, these options were valued at $246,500 and expensed as Compensation Expense.

The following represents a summary of the Warrants outstanding at June 30, 2013 and 2012 and changes during the years then ended:

	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	37,500	$0.80	25,000	$0.80
Granted	50,000	0.20	12,500	0.80
Exercised	-	-	-	-
Expired/Forfeited	(25,000)	0.30	-	-
Outstanding, end of year	62,500	$0.32	37,500	$0.80
Exercisable at the end of the year	62,500	$0.32	37,500	$0.80
Incurred Expense	$108,000		-

The following represents a summary of the Options outstanding at June 30, 2013 and 2012 and changes during the years then ended:

	2013		2012
	Options	Options Average Exercise Price	Options	Options Average Exercise Price
Outstanding, beginning of year	-	$-	-	$-
Granted	1,500,000	0.50	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding, end of year	1,500,000	$0.50	-	$-
Exercisable at the end of the year	300,000	$0.50	-	$-
Expected to be vested	1,200,000	$0.50
Incurred Expense	$246,500		-

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE 10 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6,7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

The Company had consulting agreements with four stockholders, one of which is an officer and director of the Company (see Note 4) and expensed consulting fees totaling $251,985 and $354,000 for the years ended, 2013 and 2012, respectively.  On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity.

Included in related party payables at June 30, 2013 is $44,967 of accrued interest on a note payable to stockholder.

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

The total number of potential additional dilutive warrants outstanding for the fiscal years ended June 30, 2013 and 2012 was 62,500 and 37,500, respectively.  In addition, the convertible note converts at an exercise price of $0.30 per share of common stock.  The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended June 30,
	2013	2012

Net loss attributable to the common stockholders	$(1,332,224)	$(949,114)

Basic weighted average outstanding shares of common stock	31,255,206	30,363,440
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	31,255,206	30,363,440

Earnings (loss) per share:
Basic and diluted	$(0.04)	$(0.03)

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE 12 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012, assumes a 34% effective tax rate for federal income taxes.  The Company has no state income taxes liability:

	June 30, 2013	June 30, 2012
Current tax provision:
Federal	$--	$--
Taxable income - federal	$--	$--

State	$--	$--
Taxable income - state	$--	$--
Total current tax provision	$--	$--

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

The Company had deferred income tax assets as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Loss carryforwards	$917,000	$493,000
Less – valuation allowance	(917,000)	(493,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended June 30, 2013 and 2012, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At June 30, 2013, the Company had approximately $917,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030.  Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns.  The fiscal years ended June 30, 2013, 2012, 2011 and 2010are open for examination.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE 13– SUBSEQUENT EVENTS

On July 10, 2013, the Company entered into an unsecured $120,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the Note, it matures July 10, 2015, accrues interest at 7.5% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.20 per share but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On August 13, 2013, the Company entered into an unsecured $50,000 promissory note with a stockholder.  The terms of the note have not been negotiated.

On September 16, 2013, we entered into an unsecured $12,500 principal amount convertible promissory note (“Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the, it matures September 16, 2015, accrues interest at 7.5% per annum beginning October 1, 2013, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

The Company has a consulting agreement with an individual to provide assistance in the marketing of its biomedical products, under which he is compensated 500,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. On July 23, 2013 the Company issued 500,000 shares of common stock to an individual as payment for consulting services per contract dated July 2013. The shares were valued at $0.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

The Company has a consulting agreement with an individual to provide assistance in the marketing of its biomedical products, under which he is compensated 400,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. On July 23, 2013 the Company issued 400,000 shares of common stock to an individual as payment for consulting services per contract dated July 2013. The shares were valued at $0.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

The Company has a consulting agreement with an individual to provide assistance in the marketing of its biomedical products, under which he is compensated 400,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. On July 23, 2013 the Company issued 400,000 shares of common stock to an individual as payment for consulting services per contract dated July 2013. The shares were valued at $0.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

The Company has a consulting agreement with an individual to provide assistance in the marketing of its biomedical products, under which he is compensated 300,000 shares of the Company’s common stock.  This contract is for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. On July 23, 2013 the Company issued 300,000 shares of common stock to an individual as payment for consulting services per contract dated July 2013. The shares were valued at $0.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

The Company has a consulting agreement with an individual to provide assistance in the marketing of its biomedical products, under which he is compensated 250,000 shares of the Company’s common stock.  In addition, upon the successful introduction of the company to Investment Banking Firms, the Consultant shall receive 250,000 warrants, cashless, at $0.50 per share, 3 year term.  This contract is for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties.  Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. On August 27, 2013 the Company issued 250,000 shares of common stock to an individual as payment for consulting services per contract dated July 2013. The shares were valued at $0.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On August 12, 2013, our wholly-owned subsidiary, Cerebain Biotech Corp., entered into an Advertising Contract with Chineseinvestors.com, pursuant to which Chineseinvestors.com will provide advertising services to us for a twelve month marketing campaign, beginning August 12, 2013 and ending on August 12, 2014.  Specifically, under the agreement, Chineseinvestors.com agrees to provide us with (i) a taped interview to be aired six (6) times on both Phoenix Satellite TV (USA), (ii) an interview to be aired on FM 96.1 KSQQ San Jose, CA, (iii) an interview to be aired on AM 1320 KXYZ Houston, TX, (iv) a link from its home page www.chineseinvestors.com to our company profile for a period of twelve (12) months and (v) a maximum of twelve (12) emails to its database members. Chineseinvestors.com will also provide all translation work for the interview, company profile, and email content.  In exchange for these services we agreed to (i) pay Chineseinvestors.com a total of $125,000, with $20,000 due on August 14, 2013, and the remaining $105,000 payable in eleven equal monthly payments of $9,545, due the 12th of each month, beginning on September 12, 2013; and (ii) issue Chineseinvestors.com a total of 150,000 shares of our common stock, restricted in accordance with Rule 144, with piggy back registration rights.  On August 27, 2013 the Company issued 45,000 shares of common stock to an individual as payment for consulting services per contract dated August 2013. The shares were valued at $0.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend. On August 27, 2013 the Company issued 105,000 shares of common stock to an individual as payment for consulting services per contract dated August 2013. The shares were valued at $0.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.