Form 10-K/A
period 2013-06-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2013-10-04
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Form 10-K”) originally filed on September 30, 2013 (the “Original Filing”) by Discount Dental Materials, Inc., a Nevada corporation (“Discount Dental,” the “Company,” “we,” or “us”). On September 30, 2013, the Company filed its Annual Report on Form 10-K for the year ended June 30, 2013, but mistakenly did not realize it did not have proper authority from its independent auditors to file the Annual Report.  As a result, the Company deems the Original Filing to be non-compliant and is filing this First Amended Annual Report on Form 10-K/A with proper authorization to file from its independent auditors.  The only changes in this amendment No. 1 compared to the original filing were made to correct the Fair Market Value of issued options in Notes 8 and 9, and rewording of the paragraph pertaining to the analysis of said options using Black-Scholes in Note 9.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

DISCOUNT DENTAL MATERIALS, INC.

2013 FIRST AMENDED ANNUAL REPORT ON FORM 10-K/A

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

As noted below, the financial disclosure in this amended Annual Report on Form 10-K/A relates to the operations of Cerebain Biotech Corp., a company that is now our wholly-owned subsidiary as a result of the transactions described herein.

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

General

Description of Patent License Agreement

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using omentum for treating dementia conditions.  Under the agreement we accrued rights fees of $50,000 payable to Dr. Saini, and we issued Dr. Saini 8,250,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144.  As a result Dr. Saini became our largest shareholder. In addition, Dr. Saini has the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

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

Principal Products and Services

Our Products

Dr. Saini is the inventor of U.S. Patent Application No. 12/361,808, No. 13/309,468 and No. 13/849,014 and its foreign counterparts in Europe and Japan. He is one of our founders and a medical advisor to the company.  As a practicing doctor he is a gastrointestinal specialist, and often needs to apply a gastrostomy tube to an abdominal area of a patient for surgical procedures.  In some cases when a patient having dementia underwent such surgery, Dr. Saini observed that some of symptoms of dementia became noticeably improved for at least 24 hours or longer after the surgery.These observations led Dr. Saini to a hypothesis that stimulation of omentum can improve conditions related to dementia and such improvement may occur because the stimulation of omentum induces production and/or secretion of some biological agent(s) that can improve such conditions.

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

On September 24, 2012, once the Initial Feasibility Study was completed, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing.  The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.  Pursuant to the agreement, we agreed to the following schedule:

i) Upon signing the agreement we will issue Sonos warrants to purchase 50,000 shares of our common stock.The warrants are immediately exercisable, have a term of three years, cashless, and have an exercise price of $0.20 per share.

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

Employees and Contractors

As of the date of this filing, we have 2 employees and 5 independent contractors.

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

On June 4, 2013, we entered into an unsecured $25,000 principal amount convertible promissory note (“Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the Note, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Statistics

▪ Affected population worldwide

According to the 2010 World Alzheimer Report, in 2010, about 35 million people had dementia worldwide.  The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

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

Operating expenses

Operating expenses increased by $383,109 or 40.8%, to $1,332,224 in the fiscal year ended June 30, 2013 from $949,115 in the fiscal year ended June 30, 2012 primarily due to our increase in Consultant Expense and Compensation Expense.

Operating expenses for the fiscal year ended June 30, 2013 were comprised of $545,985 in consulting services costs; legal, accounting and other professional fees of $77,801; loan interest and amortized costs expense of $188,841; travel and entertainment costs of $116,873; research and development costs of $108,500; compensation expense of $246,500; employee expense of $30,880; and other operating expenses.

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

Net loss before income taxes

Net loss before income taxes for the fiscal year ended June 30, 2013 totaled $1,332,224 primarily due consulting services costs, legal, accounting and other professional fees, loan interest and amortized costs expense, research and development costs, compensation expense, employee expense and travel costs compared to $949,114 for the fiscal year ended June 30, 2012 primarily due to purchase of shell, consulting services costs, legal and accounting costs, and travel costs.

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

Stockholders’ Deficit

Stockholders’ deficit was $858,832 as of June 30, 2013.  Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs, beneficial conversion feature associated with convertible note of $400,000, and shares issued for patent rights totaling $6,600, offset primarily by the deficit accumulated during the development stage of $2,786,029 at June 30, 2013.

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

On June 30, 2013, we converted $84,915 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrue interest at two (2.0) percent per annum at maturity. As of June 30, 2013, the outstanding balance of the related party payables is $84,415.

On June 14, 2013, we entered into an unsecured $2,000 promissory note with a stockholder.  The note matures on September 14, 2013 and accrues interest at two (2.0) percent per annum at maturity.As of June 30, 2013, the outstanding balance of the related party payables is $2,000.

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

On June 12, 2012, we entered into an unsecured $75,000 principal amount promissory note with a stockholder.  This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum.  We determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements. On July 25, 2012, we entered into an unsecured $100,000 promissory note with the same stockholder. This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On August 30, 2012, we entered into an unsecured $60,000 promissory note with the same stockholder.  The terms of the note had not been negotiated as of the date of issuance. On November 1, 2012 we restructured the terms of these notes with the noteholder as described above.

Long-Term Note Payables

Old Notes

On July 31, 2011, we entered into an unsecured $60,000 promissory note with a stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity. On October 13, 2011, we entered into a $100,000 convertible note (“Convertible Note”) with the same stockholder.The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into our common stock, and provided for potential adjustments, as defined.To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash.  Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.In addition, there was no beneficial conversion feature since the conversion price was not lower than the estimated fair value of our common stock on the date of the transaction.  On February 1, 2012, we entered into an unsecured $80,000 promissory note with the same stockholder.  This note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 we restructured the terms of these notes with the noteholder as described below.

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

On June 4, 2013, we entered into an unsecured $25,000 principal amount convertible promissory note (“Promissory Note”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

While we are commencing operations and attempting to generate revenues, our cash position is not be significant enough to support our daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate revenues, and successfully borrow money or sell our securities for cash.

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

Gerald A. DeCiccio

Mr. DeCiccio was our sole officer and director from our inception until January 2013.  Mr. DeCiccio remained as a director, but resigned as an officer of the company to pursue other business interests. Since May 2012, Mr. DeCiccio has been the Chief Financial Officer of SNF, Inc. From June 2007 until April 2012, Mr. DeCiccio was the Vice President and Corporate Controller of Ritz Interactive, Inc. From February 2010 to February 2011, Mr. DeCiccio was the Chief Financial Officer of Worldwide Energy & Manufacturing USA, Inc.  Prior to that he was the Chief Financial Officer and a board member of GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc. (Mr. DeCiccio took GTC public in 1999) and Chief Financial Officer for National Telephone & Communications, Inc. In his positions as Chief Financial Officer of Worldwide, GTC, Perfexa and National, he managed the finance, accounting, SEC reporting, treasury, human resources, investor relations, and legal departments. Mr. DeCiccio also held senior financial roles at Newport Corporation and Parker Hannifin Corporation and was a Supervising Senior Accountant for Ernst and Young. He has also been a member of the Board of Directors and Audit Committee for Interplay Entertainment, Inc., GT Data Corp., Longwei Petroleum Investment Holding Ltd., and Worldwide Energy & Manufacturing USA, Inc.

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

(1)
Based on 31,580,001 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

We had an engagement agreement with a company to provide financial advisor services, under which they arepaid an engagement fee of $45,000 and 25,000 shares of the Company’s common stock.  This contract is for six (6) months beginning March 2013 (“Initial Term”), unless extended by mutual written consent or earlier terminated.  This contract will not be renewed.

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

Item 14.  Principal Accounting Fees and Services

Audit-Related Fees

The fee billed in 2013 by Windes & McClaughry Accountancy Corporation for the review of the Company’s financial statements included in our quarterly report on Form 10-Q for September 30, 2012 was $5,000.The aggregate fees billed in 2013 by Hartley Moore Accountancy Corporation for the review of the Company’s statements included in our quarterly reports on Form 10-Q for March 31, 2013 and December 31, 2012 were $5,500.

The aggregate fees billed by Windes & McClaughry Accountancy Corporation for the audit of our financial statements in 2012 were $11,000.

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

Dated: October 4, 2013

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

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable.  The notes mature on December 31, 2013 and accrues interest at two (2.0) percent per annum at maturity. As of June 30, 2013, the outstanding balance of the related party payables is $85,415.

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

On June 18, 2012, the Company entered into an unsecured $240,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder.  Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid.  The Company did not receive additional funds under the Consolidation Note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned us an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above.  Under the terms of the Consolidation Note, it was scheduled to mature June 30, 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

On June 4, 2013, the Company entered into an unsecured $25,000 principal amount convertible promissory note (“Consolidation Note”) with a non-affiliate stockholder (“Noteholder”).  Under the terms of the Note, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. Accrued interest at June 30, 2013 totaled $42 and is included in related party payables.

As of June 30, 2013, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2014	$426,115
2015	$625,000
Total	$1,051,115

NOTE 8 – STOCK TRANSACTIONS

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons.  The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Market Value of these options was approximately $821,675. As of June 30, 2013, 200,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $164,335.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate.  The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Market Value of these options was approximately  $410,825. As of June 30, 2013, 100,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $82,165.

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

NOTE 9 – OPTIONS AND WARRANTS

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons.  The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule.  Fair Market Value of these options was approximately $821,675.   As of June 30, 2013, 200,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $164,335.

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate.  The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule.  Fair Market Value of these options was approximately $410,825.   As of June 30, 2013, 100,000 options to purchase the Company’s common stock have vested.  The company recognized an expense of $82,165.

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

The options were valued on the date of issuance using the Black-Scholes value option pricing model with the following inputs:  volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield.

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

The Company has not filed any of its income tax returns.  The fiscal years ended June 30, 2013, 2012, 2011 and 2010 are open for examination.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE 13 – SUBSEQUENT EVENTS

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