Form 10-Q
period 2013-09-30
DISCOUNT DENTAL MATERIALS, INC.
filed 2013-11-12
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

__________________________________________
(Former address, if changed since last report)

__________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 12, 2013
Common Stock, $0.001 par value	33,580,001

DISCOUNT DENTAL MATERIALS, INC.

-  -

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three months ended September 30, 2013 and 2012 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$453	$8
Prepaid expenses	957,968	1,533
Total current assets	958,421	1,541

Long-term assets:
Patent rights	83,900	83,900
Total long-term assets	83,900	83,900

Total assets	$1,042,321	$85,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$101,124	$81,154
Related party payables	151,778	105,006
Notes payable to stockholders	4,720	2,000
Accrued payroll and taxes	-	12,880
Related party notes payable	401,647	424,115
Total current liabilities	659,269	625,155

Long term liabilities:
Convertible note to stockholders, net of debt discount of $342,794 and $305,882, respectively	464,706	319,118
Total Long term liabilities	464,706	319,118

Total liabilities	1,123,975	944,273

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
33,580,001 and 31,580,001 shares issued and outstanding at September 30 and June 30, 2013 respectively	33,580	31,580
Additional paid in capital	3,396,442	1,895,617
Deficit accumulated during the development stage	(3,511,676)	(2,786,029)
Total stockholders’ deficit	(81,654)	(858,832)

Total liabilities and stockholders’ deficit	$1,042,321	$85,441

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		February 22, 2010 (date of inception) through September 30,
	2013	2012	2013

Operating Expenses
Selling, general and administrative expenses	$481,399	$153,090	$2,585,470
Research and development costs	88,200	108,500	200,778
Depreciation	-	214	1,711
Marketing expenses	53,341	-	56,976
Total operating expenses	622,940	261,804	2,844,935
Other Income (Expense)
Accretion of debt discount	83,088	16,875	225,019
Interest expense	19,619	7,080	44,722
Purchase of shell	-	-	397,000
Total other income (expense)	102,707	23,955	666,741
Net operating loss	(725,647)	(285,759)	(3,511,676)

Loss before income taxes	(725,647)	(285,759)	(3,511,676)
Income taxes	-	-	(3,511,676)
Net loss	$(725,647)	$(285,759)	$(3,511,676)

Loss per share:
Basic and diluted loss per share	$(0.02)	$(0.01)
Basic and diluted weighted average shares outstanding	32,927,827	31,180,001

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,		February 22, 2010 (date of inception) through September 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(725,647)	$(285,759)	$(3,511,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	214	1,711
Accretion of debt discount	83,088	16,875	225,019
Warrants issued for research and development	49,200	108,500	157,700
Stock compensation related to stock options	61,625	-	308,125
Stock issued for services	318,000	-	630,000
Supplies contributed for founder’s shares	-	-	10,650
Changes in operating assets and liabilities:
Accounts payable	19,970	(6,630)	101,124
Related party payables	46,772	20,309	543,393
Prepaid expenses	(2,435)	(15,849)	(3,968)
Accrued payroll and taxes	(12,880)	-	-
Net cash used in operating activities	(162,307)	(162,340)	(1,537,922)

Cash flows from investing activities:
Capitalized patent costs	-	-	(27,300)
Purchases of computer equipment	-	-	(1,711)
Net cash used in investing activities	-	-	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	791,884
Notes payable to related parties	1,500	-	2,000
Repayment of notes payable to related parties	(23,968)	-	(41,968)
Repayment of notes payable to stockholders	(1,000)	-	(20,490)
Notes payable to stockholders	186,220	160,000	832,710
Net cash flows provided by financing activities:	162,752	160,000	1,567,386

Net change in cash and cash equivalents	445	(2,340)	453
Cash and cash equivalents- beginning of period	8	4,185	-
Cash and cash equivalents- end of period	$453	$1,845	$453

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock issuable	$-	$-	$56,600
Issuance of common stock issuable	$-	$-	$6,600
Beneficial conversion feature on convertible note	$120,000	$-	$567,813
Conversion of related party payables into notes payable	$-	$-	$441,615
Conversion of short term notes payable into long term note payable	$-	$-	$240,000

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Overview

Discount Dental Materials, Inc., a development stage company (“Discount Dental” or “Company”), was incorporated on December 18, 2007 under the laws of Nevada. The Company is a developmental stage biomedical company and through its wholly-owned subsidiary, Cerebain Biotech Corp., the Company’s business will revolve around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. The Company’s products will include both a medical device solution as well as a synthetic drug solution.

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

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2013 included on Form 10-K/A filed with the Securities and Exchange Commission on October 4, 2013.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $3,511,676 and $2,786,029 at September 30, 2013 and June 30, 2013, respectively, and had a net loss of $725,647 and $285,759 for the three months ended September 30, 2013 and 2012, respectively, and net cash used in operating activities of $162,307 and $162,340 for the three months ended September 30, 2013 and 2012, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: useful lives and residual values of long-lived assets, the valuation of equity instruments and the valuation of warrants and options. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations for the three months ended September 30, 2013 and 2012 were $53,341 and none, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations for the three months ended September 30, 2013 and 2012 were $88,200 and $108,500, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2013, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013, and June 30, 2013, the fair value of cash, prepaid expenses, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Basic and Diluted Earnings Per Share

Basic earnings (loss) per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•	Warrants,

•	Convertible notes,

•	Employee stock options, and

•	Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings Per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution. The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

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

Subsequent Events

The Company follows the guidance in ASC Topic 85, “Subsequent Events” (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods in order to conform to the current period presentation.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000.00), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for DDOO consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. In addition, the Company has issued Mr. Clemons an option to acquire up to 1,000,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $0.50 per share subject to a vesting schedule. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. Mr. Clemons has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000.00) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, the Company has issued Mr. Tate an option to acquire up to 500,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $0.50 per share subject to a vesting schedule. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

On June 1, 2013, the Company entered into a consulting agreement with Gerald DeCiccio. Under the terms of the agreement, Mr. DeCiccio will be paid a cash retainer of $5,000 per quarter, payable at the beginning of a quarter; $1,000 per major committee meeting as contemplated in the respective committee charter, payable at the beginning of the subsequent quarter; $2,500 per quarter, payable at the beginning of a quarter, for Chairman of the Audit Committee; and $1,000 per quarter, payable at the beginning of a quarter, for Chairman of any other board committee. In addition, he will also be issued 100,000 DDOO common restricted shares annually. The first issuance of 100,000 shares was on the Effective Date of this Agreement. Additional issuances will be made each year on January 1 thereafter. These shares will be fully vested on the date issued. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. DeCiccio will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Contracts

On September 24, 2012, the Company entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase. Pursuant to the agreement, the Company agreed to the following schedule:

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

As of September 30, 2013, Sonos was in Phase 3 of the above development schedule and we have issued them warrants to purchase 50,000 shares of our common stock and paid them $25,000. In October of 2013, the company paid Sonos Product Development the remaining balance of $14,000 for work performed in Phases 1 and 2. The Company intends to issue the 100,000 warrants due for work completed on Phase 1 and 2 during the 2nd Quarter of fiscal 2014. The company has recognized an expense of $49,200 for these warrants during the three-month period ended September 30, 2013. In addition, the Company has entered into a consulting contract with IDC Consulting and Investors LLC who will assist the Company with necessary introductions to medical device testing facilities in Uzbekistan.

Consulting Agreements

The Company had a consulting agreement with its officer, director, and stockholder under which he was compensated $5,000 per month, plus medical benefits. This contract, as amended on January 1, 2012, was for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term. On January 18, 2013, the contract was terminated by both parties, notwithstanding the aforementioned termination provisions, with no additional costs owed subsequent to December 31, 2012. The amount of $116,700 owed under the contract as of December 31, 2012 was converted into a note payable (see Note 6).

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

In addition, the Company had consulting agreements with two (2) of its stockholders, under which the Company compensated each of these stockholders $10,000 per month plus medical benefits. These contracts, as amended on January 1, 2012, were for twenty-four (24) months beginning January 2012 (“Initial Term”), automatically renewable for two (2) successive twelve (12) month terms after the Initial Term (“Renewal Term”), and terminable with six month notice during the Renewal Term. On January 18, 2013, these contracts were terminated by both parties, notwithstanding the aforementioned terminable conditions, with no additional costs owed subsequent to December 31, 2012. The amounts totaling $240,000 owed under these contracts as of December 31, 2012 were converted into a note payable (see Note 6).

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

The Company has an engagement agreement with a company to provide financial advisor services, under which they are paid an engagement fee of $45,000 and 25,000 shares of the Company’s common stock. This contract was for six (6) months beginning March 2013, unless extended by mutual written consent or earlier terminated. This contract was not renewed.

The Company has consulting agreements with four individuals to provide assistance in the marketing of its biomedical products, under which they are compensated an aggregate 1.6 million shares of the Company’s common stock. These contracts are for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination.

The Company has a consulting agreement with another individual to provide assistance in the marketing of its biomedical products, under which he is compensated 250,000 shares of the Company’s common stock. In addition, upon the successful introduction of the company to Investment Banking Firms, the Consultant shall receive 250,000 warrants, cashless, at $0.50 per share, 3 year term. This contract is for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

On August 12, 2013, the Company entered into an Advertising Contract with Chineseinvestors.com, pursuant to which Chineseinvestors.com will provide advertising services to us for a twelve month marketing campaign, beginning August 12, 2013 and ending on August 12, 2014. Specifically, under the agreement, Chineseinvestors.com agrees to provide us with (i) a taped interview to be aired six (6) times on both Phoenix Satellite TV (USA), (ii) an interview to be aired on FM 96.1 KSQQ San Jose, CA, (iii) an interview to be aired on AM 1320 KXYZ Houston, TX, (iv) a link from its home page www.chineseinvestors.com to our company profile for a period of twelve (12) months and (v) a maximum of twelve (12) emails to its database members. Chineseinvestors.com will also provide all translation work for the interview, company profile, and email content. In exchange for these services we agreed to (i) pay Chineseinvestors.com a total of $125,000, with $20,000 due on August 14, 2013, and the remaining $105,000 payable in eleven equal monthly payments of $9,545, due the 12th of each month, beginning on September 12, 2013; and (ii) issue Chineseinvestors.com a total of 150,000 shares of our common stock, restricted in accordance with Rule 144, with piggy back registration rights.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Patent License Agreement

The Patent License agreement (see Note 5) provides for a one-time payment of $50,000 due within ninety (90) days of the date of signing of June 10, 2010 (as of the date of this filing, the one-time payment is fully paid), and a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for each of the fourth, fifth, and sixth anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – PATENT RIGHTS

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

Through September 30, 2013, the Company has paid legal fees totaling $30,217 related to the patent.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

New Note

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes mature on December 31, 2013 and accrues interest at two (2.0) percent per annum at maturity. As of September 30, 2013, the outstanding balance of the related party payables is $66,947.

On June 14, 2013, the Company entered into an unsecured $2,000 promissory note with a stockholder. The note matures on September 14, 2013 and accrues interest at two (2.0) percent per annum at maturity. As of September 30, 2013, the outstanding balance of the related party payables is $2,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. As of September 30, 2013, the outstanding balance of the related party payables is $332,700.

Old Notes

On June 12, 2012, the Company entered into an unsecured $75,000 principal amount promissory note with a stockholder. This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum. The Company determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements. On July 25, 2012, the Company entered into an unsecured $100,000 promissory note with the same stockholder. This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with the same stockholder. The terms of the note had not been negotiated as of the date of issuance. On November 1, 2012 the Company restructured the terms of these notes with the noteholder as described below.

On November 1, 2012, the Company entered into an unsecured $235,000 principal amount consolidation promissory note with a non-affiliate stockholder. The Consolidation Promissory Note is a consolidation of the foregoing promissory notes totaling $235,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid. The Company did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder. Under the terms of the Consolidation Promissory Note, it matured January 31, 2013, and accrued interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 the Company restructured the terms of the note with the noteholder as described below.

On December 27, 2012, the Company entered into an unsecured $10,000 promissory note with a stockholder. On March 14, 2013 the Company restructured the terms of the note with the noteholder as described below.

Long Term Note Payable

Old Notes

On July 31, 2011, the Company entered into an unsecured $60,000 promissory note with a stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity. On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with the same stockholder. The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into our common stock, and provided for potential adjustments, as defined. To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. In addition, there was no beneficial conversion feature since the conversion price was not lower than the estimated fair value of our common stock on the date of the transaction. On February 1, 2012, the Company entered into an unsecured $80,000 promissory note with the same stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 the Company restructured the terms of these notes with the noteholder as described below.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

On June 18, 2012, the Company entered into a $240,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company did not receive additional funds under the consolidation note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned the Company an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above. Under the terms of the Consolidation Note, it was scheduled to mature June 30, 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

The Company then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On March 14, 2013 the Company restructured the terms of the note with the noteholder as described below. The unamortized debt discount of $83,000 was offset against additional paid-in capital.

New Note

On March 14, 2013, the Company entered into an unsecured $600,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures July 15, 2014, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded. The Company determined that there were no free standing features. The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. The Company then reviewed ASC Topic 470-20, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 17 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 the Company restructured the terms of the note with the noteholder as described in Note 11.

On June 4, 2013, the Company entered into an unsecured $25,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 10, 2013, the Company entered into an unsecured $120,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the Note, it matures July 10, 2015, accrues interest at 7.5% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.20 per share but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, the Company performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, to identify whether any equity-linked features in the Note are freestanding or embedded. The Company determined that there were no free standing features. The Note was then analyzed in accordance with Topic 815 to determine if the Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Note did not meet the requirements of Topic 815 and therefore accounted for the Note as conventional convertible debt. The Company then reviewed ASC Topic 470-20, and determined that the Note met the criteria of a conventional convertible note and that the Note had a beneficial conversion feature valued at $120,000, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 the Company restructured the terms of the note with the noteholder as described in Note 11.

On August 13, 2013, the Company entered into an unsecured $50,000 promissory note with a stockholder. The terms of the note have not been negotiated. On October 15, 2013 the Company restructured the terms of the note with the noteholder as described in Note 11.

On September 16, 2013, the Company entered into an unsecured $12,500 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the, it matures September 16, 2015, accrues interest at 7.5% per annum beginning October 1, 2013, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Accrued interest on all notes payable to stockholders at September 30, 2013 totaled $57,685 and is included in related party payables.

As of September 30, 2013, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2014	$401,647
2015	$807,500
Total	$1,209,147

NOTE 7 – STOCK TRANSACTIONS

On August 27, 2013 the Company issued 400,000 shares of common stock to individuals as payment for consulting services per contracts dated July and August 2013. The aggregate Fair Market Value of these shares was $248,000 as the fair market value of the stock was $0.62. For the three-month periods ended September 30, 2013 and 2012, the Company recognized an expense of $62,000 and $0, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 23, 2013 the Company issued 1.6 million shares of common stock to individuals as payment for consulting services per contracts dated July 2013. The aggregate Fair Market Value of these shares was $1,024,000 as the fair market value of the stock was $0.64. For the three-month periods ended September 30, 2013 and 2012, the Company recognized an expense of $256,000 and $0, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons. The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Market Value of these options was approximately $821,675. As of September 30, 2013, 200,000 options to purchase the Company’s common stock have vested. For the three-month periods ended September 30, 2013 and 2012, the Company recognized an expense of $41,084 and $0, respectively, and for the period from inception through September 30, 2013 has recognized a total expense of $205,419.

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate. The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Market Value of these options was approximately $410,825. As of September 30, 2013, 100,000 options to purchase the Company’s common stock have vested. For the three-month periods ended September 30, 2013 and 2012, the Company recognized an expense of $20,541 and $0, respectively, and for the period from inception through September 30, 2013 has recognized a total expense of $102,706.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

NOTE 8 – OPTIONS AND WARRANTS

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons. The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Market Value of these options was approximately $821,675. As of September 30, 2013, 200,000 options to purchase the Company’s common stock have vested. For the three-month periods ended September 30, 2013 and 2012, the Company recognized an expense of $41,084 and $0, respectively, and for the period from inception through September 30, 2013 has recognized a total expense of $205,419.

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate. The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50, subject to a vesting schedule. Fair Market Value of these options was approximately $410,825. As of September 30, 2013, 100,000 options to purchase the Company’s common stock have vested. For the three-month periods ended September 30, 2013 and 2012, the Company recognized an expense of $20,541 and $0, respectively, and for the period from inception through September 30, 2013 has recognized a total expense of $102,706.

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 restricted common shares along with warrants to purchase an additional 12,500 shares with an exercise price of $0.80 and are exercisable for term of two years. The warrants expired July 2013.

On May 17, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 50,000 restricted common shares along with warrants to purchase an additional 25,000 shares with an exercise price of $0.80 and are exercisable for term of two years. The warrants expired May 2013.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

During the period ended September 30, 2013, the Company recognized an expense for 100,000 warrants to be issued to Sonos. Using Black-Scholes, with a volatility of 100%, a risk free interest rate of 1.04% and 0% dividend yield, these warrants were valued at $49,200 and expensed as Research and Development.

The options were valued on the date of issuance using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield.

The following represents a summary of the Warrants outstanding at September 30, 2013 and changes during the years then ended:

	2014
	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	62,500	$0.32
Granted	100,000	0.20
Exercised	-	-
Expired/Forfeited	(12,500)	0.80
Outstanding, September 30, 2013	150,000	$0.20
Exercisable at September 30, 2013	150,000	$0.20
Incurred expense	$157,200

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following represents a summary of the Options outstanding at September 30, 2013 and changes during the years then ended:

	2014
	Options	Options Average Exercise Price
Outstanding, beginning of year	1,500,000	$0.50
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, September 30, 2013	1,500,000	$0.50
Exercisable at September 30, 2013	300,000	$0.50
Expected to be vested	1,200,000	$0.50
Incurred expense	$308,125

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, 7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements (see Note 4), into related party notes payable. The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. As of September 30, 2013, the outstanding balance of the related party payables is $332,700.

Included in related party payables at September 30, 2013 is $57,685 of accrued interest on notes payable to stockholders.

NOTE 10 – EARNINGS PER SHARE

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

The total number of potential additional dilutive warrants outstanding for the three months ended September 30, 2013 and 2012 was 1,650,000 and 87,500, respectively. In addition, the convertible note converts at an exercise price of $0.30 of common stock. The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months ended September 30,
	2013	2012

Net loss attributable to the common stockholders	$(725,647)	$(285,759)

Basic weighted average outstanding shares of common stock	32,927,827	31,180,001
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	32,927,827	31,180,001

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.01)

NOTE 11 – SUBSEQUENT EVENTS

On October 15, 2013, the Company entered into an unsecured $970,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the Company’s previous Promissory and Convertible Notes totaling $770,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $200,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures October 15, 2015, accrues interest at 7.5% per annum beginning November 1, 2013, is convertible into shares of the Company’s common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with the Company’s operations at the time of the issuance of the shares.

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

As of September 30, 2013, the Company has paid legal fees totaling $30,217 related to the patent.

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

Statistics

▪ Affected population worldwide

According to the 2010 World Alzheimer Report, it is estimated that there were 35.6 million people living with dementia worldwide in 2010. They further estimated this number is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

According to the Alzheimer’s Association 2013 Alzheimer’s Disease Facts and Figures, with regard to Alzheimer's disease, which is the main cause of dementia, an estimated 5.2 million Americans of all ages will have Alzheimer’s disease in 2013. This includes an estimated 5 million people age 65 and older and approximately 200,000 individuals under age 65 who have younger-onset Alzheimer’s. About one-third of people age 85 and older (32 percent) have Alzheimer’s disease.

▪ Cost

According to the 2010 World Alzheimer Report, the global cost of care for dementia will likely exceed $604 billion in 2010, or 1 percent of the world's gross domestic product (GDP). These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase drastically as the affected population of dementia increases.

According to the Alzheimer’s Association 2013 Alzheimer’s Disease Facts and Figures, unpaid caregivers are primarily immediate family members, buy they may be other relatives and friends. In 2012, these people provided an estimated 17.5 billion hours of unpaid care, a contribution to the nation valued at over $216 billion. Eighty percent (80%) of care provided in the community is provided by unpaid caregivers (most often family members), while fewer than ten percent (10%) of older adults receive all of their care from paid caregivers.

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

On September 24, 2012, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase. Pursuant to the agreement, we agreed to the following schedule:

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

As of September 30, 2013, Sonos was in Phase 3 of the above development schedule and we have issued them warrants to purchase 50,000 shares of our common stock and paid them $25,000. In October of 2013, we paid Sonos Product Development the remaining balance of $14,000 for work performed in Phases 1 and 2. We intend to issue the 100,000 warrants due for work completed on Phase 1 and 2 during the 2nd Quarter of fiscal 2014. We have recognized an expense of $49,200 for these warrants during the three-month period ended September 30, 2013. In addition, we have entered into a consulting contract with IDC Consulting and Investors LLC who will assist us with necessary introductions to medical device testing facilities in Uzbekistan.

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

Plan of Operations

As a development-stage enterprise, we have had no revenues through September 30, 2013. At September 30, 2013 our cash balance was negligible.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

For the three months ended September 30, 2013 and September 30, 2012, we did not generate any revenues.

Operating expenses

Operating expenses increased by $361,136, or 137.9%, to $622,940 in the three months ended September 30, 2013 from $261,804 in the three months ended September 30, 2012 primarily due to marketing and consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options.

Operating expenses for the three months ended September 30, 2013 were comprised of research and development costs of $88,200, $318,000 in consulting services costs; $53,341 in marketing expense, legal and audit costs of $22,785, travel costs of $18,869, and other operating expenses.

Operating expenses for the three months ended September 30, 2012 were comprised of research and development costs of $108,500, $88,500 in consulting services costs; legal and audit costs of $18,476, travel costs of $39,740, investor relations costs of $4,870, rent of $417, depreciation expense of $214, and $1,087 of other operating expenses, primarily patent licensing charges and other operating expenses.

Other income (expenses)

Other expense increased by $78,752, or 328.7%, to $102,707 in the three months ended September 30, 2013 from $23,955 in the three months ended September 30, 2012 primarily related to the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2013 and in the current quarter.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2013 totaled $725,647 primarily due to research and development costs, consulting services costs, and loan interest costs compared to $285,759 for the three months ended September 30, 2012 primarily due to research and development costs, consulting services costs, legal and audit costs, loan interest costs, and travel costs. The increase in the net loss is primarily the result of costs associated with the issuance of stock and stock warrants as compensation and the amortization of compensation related to stock options issued.

Assets and Liabilities

Assets were $88,321 as of September 30, 2013. Assets consisted of cash of $453, prepaid expenses of $957,968, which includes $954,000 for the issuance of stock for consulting services (see Note 7), and patent rights of $83,900. Liabilities were $1,123,975 as of September 30, 2013. Liabilities consisted of accounts payable of $101,124, related party payable of $151,778, notes payable to stockholders of $4,720, notes payable to related parties of $401,647, and convertible note to stockholder, net of debt discount, of $464,706.

Stockholders’ Deficit

Stockholders’ deficit was $(81,654) as of September 30, 2013. Stockholder’s deficit consisted of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs, beneficial conversion feature associated with convertible note of $567,813, warrants issued for research and development of $157,700, stock and options issued for services of $1,889,725 and shares issued for patent rights totaling $6,600 offset by the deficit accumulated during the development stage of $3,511,676 at September 30, 2013.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $445 in the three months ending September 30, 2013 resulting from cash used in operating activities of $162,307, offset partially by cash provided by financing activities of $162,752.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Three Months Ended September 30,
	2013	2012

Cash at beginning of period	$8	$4,185
Net cash used in operating activities	(162,307)	(162,340)
Net cash provided by financing activities	162,752	160,000
Cash at end of period	$453	$1,845

Cash Flows from Operating Activities – For the three months ended September 30, 2013, net cash used in operations was $162,807 compared to net cash used in operations of $162,340 for the three months ended September 30, 2012. Net cash used in operations was primarily due to a net loss of $1,679,647 for the three months ended September 30, 2013, stock issued for services of $1,272,000, warrants issued for research and development of $49,200, amortization of stock compensation related to stock options of $61,625, accretion of debt discount of $83,088, and the changes in operating assets and liabilities of $51,427, primarily due to the increase in related party payables.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the three months ending September 30, 2013 was $162,752, compared to net cash provided of $160,000 in the same period in 2012. The increase in net cash provided by financing activities was mainly due to proceeds from notes payable to stockholders of $186,220, an increase of $26,220 over the same period in the prior year.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and we will require additional funding in the future.

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

Old Notes

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

On November 1, 2012, we entered into an unsecured $235,000 principal amount consolidation promissory note with a non-affiliate stockholder. The Consolidation Promissory Note is a consolidation of the foregoing promissory notes totaling $235,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid. We did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder. Under the terms of the Consolidation Promissory Note, it matured January 31, 2013, and accrued interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

On December 27, 2012, we entered into an unsecured $10,000 promissory note with a stockholder. The terms of the note have not been negotiated. On March 14, 2013 we restructured the terms of the note with the noteholder as described below.

New Note

On June 30, 2013, we converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes mature on December 31, 2013 and accrues interest at two (2.0) percent per annum at maturity. As of September 30, 2013, the outstanding balance of the related party payables is $66,947.

On June 14, 2013, we entered into an unsecured $2,000 promissory note with a stockholder. The note matures on September 14, 2013 and accrues interest at two (2.0) percent per annum at maturity. As of September 30, 2013, the outstanding balance of the related party payables is $2,000. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

On January 18, 2013, we converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. As of September 30, 2013, the outstanding balance of the related party payables is $332,700.

Long-Term Note Payables

Old Notes

On July 31, 2011, we entered into an unsecured $60,000 promissory note with a stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity. On October 13, 2011, we entered into a $100,000 convertible note with the same stockholder. The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into our common stock, and provided for potential adjustments, as defined. To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued. In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”, conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a nondetachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. In addition, there was no beneficial conversion feature since the conversion price was not lower than the estimated fair value of our common stock on the date of the transaction. On February 1, 2012, we entered into an unsecured $80,000 promissory note with the same stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 we restructured the terms of these notes with the noteholder as described below.

On June 18, 2012, we entered into a $240,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. We did not receive additional funds under the consolidation note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned us an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above. Under the terms of the Consolidation Note, it was scheduled to mature June 30, 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

New Note

On March 14, 2013, we entered into an unsecured $600,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. We received additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures July 15, 2014, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. We first reviewed ASC Topic 815, to identify whether any equity-linked features in the Consolidation Note are freestanding or embedded. We determined that there were no free standing features. The Consolidation Note was then analyzed in accordance with Topic 815 to determine if the Consolidation Note should be accounted for at fair value and remeasured at fair value in income. We determined that the Consolidation Note did not meet the requirements of Topic 815 and therefore accounted the Consolidation Note as conventional convertible debt. We then reviewed ASC Topic 470-20, and determined that the Consolidation Note met the criteria of a conventional convertible note and that the Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 17 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 we restructured the terms of the note with the noteholder as described in Note 11.

On June 4, 2013, we entered into an unsecured $25,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the, it matures June 4, 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 10, 2013, we entered into an unsecured $120,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the Note, it matures July 10, 2015, accrues interest at 7.5% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.20 per share but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding the terms of each instrument issued, and any related derivatives entered into. We first reviewed ASC Topic 815, to identify whether any equity-linked features in the Note are freestanding or embedded. We determined that there were no free standing features. The Note was then analyzed in accordance with Topic 815 to determine if the Note should be accounted for at fair value and remeasured at fair value in income. We determined that the Note did not meet the requirements of Topic 815 and therefore accounted the Note as conventional convertible debt. We then reviewed ASC Topic 470-20, , and determined that the Note met the criteria of a conventional convertible note and that the Note had a beneficial conversion feature valued at $120,000, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 we restructured the terms of the note with the noteholder as described in Note 11.

On August 13, 2013, we entered into an unsecured $50,000 promissory note with a stockholder. The terms of the note have not been negotiated. On October 15, 2013 we restructured the terms of the note with the noteholder as described in Note 11.

On September 16, 2013, we entered into an unsecured $12,500 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the, it matures September 16, 2015, accrues interest at 7.5% per annum beginning October 1, 2013, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Accrued interest on all notes payable to stockholders at September 30, 2013 totaled $57,685 and is included in related party payables.

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

Development Stage Company

We are a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although our planned principal operations have commenced, we are still devoting substantially all of our efforts on establishing the business and its planned. All losses accumulated since inception has been considered as part of our development stage activities.

Fiscal year end

Cerebain has a June 30 fiscal year end and on February 10, 2012 our Board of Directors changed Discount Dental’s fiscal year end to June 30 for ease of financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $3,511,676 and $2,786,029 at September 30, 2013 and June 30, 2013, respectively, and had a net loss of $725,647 and $285,759 for the three months ended September 30, 2013 and 2012, respectively, and net cash used in operating activities of $162,307 and $162,340 for the three months ended September 30, 2013 and 2012, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generated revenues, our cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2013, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 4, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no events which are required to be reported under this Item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation

10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

14 (1)	Code of Ethics of Discount Dental Materials, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2012 furnished in XBRL).
101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2012 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOUNT DENTAL MATERIALS, INC.
A Nevada corporation

Date: November 12, 2013	By:	/s/ ERIC CLEMONS
Eric Clemons,
President (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ WESLEY TATE
Wesley Tate,
Chief Financial Officer (Principal Financial and Accounting Officer)