Form 10-Q
period 2013-12-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2014-02-10
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

_______________________________________________
(Former address, if changed since last report)

_______________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at February 10, 2014

Common Stock, $0.001 par value	36,230,953

DISCOUNT DENTAL MATERIALS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three months and six months ended December 31, 2013 and 2012 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,998	$8
Prepaid expenses	868,500	1,533
Total current assets	972,498	1,541

Long-term assets:
Patent rights	83,900	83,900
Total long-term assets	83,900	83,900

Total assets	$1,056,398	$85,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$70,758	$81,154
Related party payables	164,300	105,006
Notes payable to stockholders	-	2,000
Accrued payroll and taxes	-	12,880
Related party notes payable	179,947	424,115
Total current liabilities	415,005	625,155

Long term liabilities:
Convertible note to stockholders, net of debt discount of $868,852 and $305,882, respectively	348,648	319,118
Total Long term liabilities	348,648	319,118

Total liabilities	763,653	944,273

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 36,230,953 and 31,580,001 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively)	36,231	31,580
Additional paid in capital	4,622,975	1,895,617
Deficit accumulated during the development stage	(4,366,461)	(2,786,029)
Total stockholders’ equity	292,745	(858,832)

Total liabilities and stockholders’ equity	$1,056,398	$85,441

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,		For the Three Months Ended December 31,		February 22, 2010 (date of inception) through December 31,
	2013	2012	2013	2012	2013

Operating Expenses
Selling, general and administrative expenses	$1,046,099	$195,851	$564,700	$42,431	$3,150,170
Research and development costs	177,160	108,500	88,960	-	289,738
Depreciation	-	357	-	143	1,711
Marketing expenses	87,109	-	33,768	-	90,744
Total operating expenses	1,310,368	304,708	687,428	42,574	3,532,363
Other (income) expense
Accretion of debt discount	206,736	33,750	123,648	16,875	348,667
Interest expense	63,328	14,850	43,709	8,100	88,431
Purchase of shell	-	-	-	-	397,000
Total other (income) expense	270,064	48,600	167,357	24,975	834,098
Net operating loss	(1,580,432)	(353,308)	(854,785)	(67,549)	(4,366,461)

Loss before income taxes	(1,580,432)	(353,308)	(854,785)	(67,549)	(4,366,461)
Income taxes	-	-	-	-	-
Net loss	$(1,580,432)	$(353,308)	$(854,785)	$(67,549)	$(4,366,461)

Loss per share:
Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.03)	$(0.00)
Basic and diluted weighted average shares outstanding	33,372,121	31,180,001	33,816,414	31,180,001

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,		February 22, 2010 (date of inception) through December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,580,432)	$(353,308)	$(4,366,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	357	1,711
Accretion of debt discount	206,736	33,750	348,667
Warrants issued for research and development	65,660	108,500	174,160
Stock compensation related to stock options	123,250	-	369,750
Stock issued for services	691,000	-	1,003,000
Supplies contributed for founder’s shares	-	-	10,650
Changes in operating assets and liabilities:
Accounts payable	(10,396)	34,006	70,758
Related party payables	83,487	12,867	580,108
Prepaid expenses	(28,467)	-	(30,000)
Accrued payroll and taxes	(12,880)	-	-
Net cash used in operating activities	(462,042)	(163,828)	(1,837,657)

Cash flows from investing activities:
Capitalized patent costs	-	-	(27,300)
Purchases of computer equipment	-	-	(1,711)
Net cash used in investing activities	-	-	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	791,884
Notes payable to related parties	1,600	-	2,100
Repayment of notes payable to related parties	(26,068)	-	(44,068)
Repayment of notes payable to stockholders	(5,720)	-	(25,210)
Notes payable to stockholders	596,220	170,000	1,242,710
Net cash flows provided by financing activities:	566,032	170,000	1,970,666

Net change in cash and cash equivalents	103,990	6,172	103,998
Cash and cash equivalents- beginning of period	8	4,185	-
Cash and cash equivalents- end of period	$103,998	$10,357	$103,998

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock issuable	$-	$-	$56,600
Issuance of common stock issuable	$-	$-	$6,600
Beneficial conversion feature on convertible note	$769,706	$-	$1,217,519
Conversion of related party payables into notes payable	$-	$356,700	$441,615
Conversion of short term notes payable into long term note payable	$-	$-	$240,000
Stock issued for prepaid services	$1,474,500	$-	$1,474,500
Stock issued for satisfaction of accounts payable	$7,500	$-	$7,500
Conversion of related party notes payable into stock	$219,700	$-	$219,700

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

Overview

Discount Dental Materials, Inc., a development stage company (“Discount Dental” or “Company”), was incorporated on December 18, 2007 under the laws of Nevada. The Company is a developmental stage biomedical company and through its wholly-owned subsidiary, Cerebain Biotech Corp., the Company’s business revolves around the development of products for the treatment of Alzheimer’s disease utilizing Omentum. The Company’s planned products include both a medical device solution as well as a synthetic drug solution.

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

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2013 included on Form 10-K/A filed with the Securities and Exchange Commission on October 4, 2013.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $4,366,461 and $2,786,029 at December 31, 2013 and June 30, 2013, respectively, and had a net loss of $1,580,432 and $353,308 for the six months ended December 31, 2013 and 2012, respectively, and net cash used in operating activities of $462,042 and $163,828 for the six months ended December 31, 2013 and 2012, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were $87,109 and none for the six months ended December 31, 2013 and 2012, respectively, and $33,768 and none for the three months ended December 31, 2013 and 2012, respectively, and are included in marketing costs in the accompanying consolidated statements of operations..

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were $177,160 and $108,500 for the six months ended December 31, 2013 and 2012, respectively, and $88,960 and none for the three months ended December 31, 2013 and 2012, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2013, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2013, and June 30, 2013, the fair value of cash, prepaid expenses, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013, Sonos has completed Phases 1, 2 and 3 and initiated Phase 4 of the above development schedule. For the six months ended December 31, 2013, the Company issued Sonos warrants to purchase 200,000 shares of the Company’s common stock and paid them $150,000. The Company has recognized an expense of $65,660 for the warrants issued during the six-month period ended December 31, 2013. In addition, the Company has entered into a consulting contract with Superior Inc. who will assist the Company with necessary introductions to medical device testing facilities in Poland.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

The Company has a consulting agreement with an individual to provide assistance in the marketing of the company’s biomedical products, under which he is compensated $225 per hour and an engagement fee of 25,000 shares of the Company’s common stock. This contract is for twelve (12) months beginning March 2013, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. This contract was terminated on October 1, 2013.

The Company has a consulting agreement with an individual to provide assistance in the introduction of the company to medical device testing organization and to facilitate access to doctors in Uzbekistan, under which he is compensated 250,000 shares of the Company’s common stock. This contract is for twelve (12) months beginning April 2013, and may be renewed or extended for any period as may be agreed by the parties. On November 21, 2013, the Company executed an addendum to this contract for the facilitation of government approval for human testing in Uzbekistan for which the consultant was compensated an additional 250,000 shares of the Company’s common stock. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. As this contract is for a period of twelve months, the Company recorded the $55,000 value of the shares issued for the addendum as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

The Company has an engagement agreement with a company to provide financial advisor services, under which they are paid an engagement fee of $45,000 and 25,000 shares of the Company’s common stock. This contract was for six (6) months beginning March 2013, unless extended by mutual written consent or earlier terminated. This contract was not renewed. In December 2013, the Company issued 75,000 shares of additional common stock as payment for $7,500 of remaining related to these accounts payable consulting service invoice (See Note 7).

The Company has consulting agreements with four individuals to provide assistance in the marketing of its biomedical products, under which they are compensated an aggregate 1.6 million shares of the Company’s common stock. These contracts are for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. As these contracts are for a period of twelve months, the Company recorded the $1,024,000 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

The Company has a consulting agreement with another individual to provide assistance in the marketing of its biomedical products, under which he is compensated 250,000 shares of the Company’s common stock. In addition, upon the successful introduction of the company to Investment Banking Firms, the Consultant shall receive 250,000 warrants, cashless, at $0.50 per share, 3 year term. This contract is for twelve (12) months beginning July 2013 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. As this contract is for a period of twelve months, the Company recorded the $155,000 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

On August 12, 2013, the Company entered into an Advertising Contract with an organization in which they will provide advertising services to the company for a twelve month marketing campaign, beginning August 12, 2013 and ending on August 12, 2014. In exchange for these services the company agreed to pay said organization a total of $125,000, with $20,000 due on August 14, 2013, and the remaining $105,000 payable in eleven equal monthly payments of $9,545, due the 12th of each month, beginning on September 12, 2013; and issue them a total of 150,000 shares of our common stock, restricted in accordance with Rule 144, with piggy back registration rights. As of December 31, 2013, we had made the scheduled monthly payments. As this contract is for a period of twelve months, the Company recorded the $93,000 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

The Company has a consulting agreement with an individual to provide assistance in the introduction of the company to medical device testing organization and to facilitate access to doctors in Poland, under which he is compensated 250,000 shares of the Company’s common stock. This contract is for twelve (12) months beginning October 2013, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. As this contract is for a period of twelve months, the Company recorded the $67,000 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

The Company has a consulting agreement with an individual to provide assistance in the marketing of the company’s biomedical products, under which he is compensated $3,500 per month. This contract is for twelve (12) months beginning October 2013, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

The Company has a consulting agreement with an individual to provide assistance in the marketing of the Company’s biomedical products, under which he is compensated $2,000 per month and an engagement fee of approximately $4,000. This contract is for twelve (12) months beginning October 2013, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

The Company has a consulting agreement with an individual to provide assistance in the marketing of the Company’s biomedical products, under which she is compensated $1,500 per month. This contract is for twelve (12) months beginning October 2013, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Through December 31, 2013, the Company has paid legal fees totaling $30,217 related to the patent.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

New Note

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. As of December 31, 2013, the outstanding balance of the related party payables is $66,947. The Company and noteholders have agreed to extend the terms of these notes.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to equity. As of December 31, 2013, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

On December 27, 2012, the Company entered into an unsecured $10,000 promissory note with a stockholder. On March 14, 2013 the Company restructured the terms of the note with the noteholder as described below.

On June 14, 2013, the Company entered into an unsecured $2,000 promissory note with a stockholder. The note matured on September 14, 2013 and accrued interest at two (2.0) percent per annum at maturity. As of December 31, 2013, the outstanding balance of the note payable is $0.

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

On June 18, 2012, the Company entered into a $240,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company did not receive additional funds under the consolidation note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned the Company an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above. Under the terms of the Consolidation Note, it was scheduled to mature June 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. In March 2013 the Company restructured the terms of the note with the noteholder as described below. The unamortized debt discount of $83,000 was offset against additional paid-in capital.

On March 14, 2013, the Company entered into an unsecured $600,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it was scheduled to mature in July 2014, accrued interest at 7.5% per annum beginning March 1, 2013, was convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 17 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. In October the Company restructured the terms of the note with the noteholder as described below. The unamortized debt discount of $235,294 was offset against additional paid-in capital.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

On July 10, 2013, the Company entered into an unsecured $120,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the Note, it was scheduled to mature in July 2015, accrued interest at 7.5% per annum beginning July 1, 2013, was convertible into shares of our common stock at $0.20 per share but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $120,000, which was recorded as a debt discount against the face amount of the Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. In October 2013 the Company restructured the terms of the note with the noteholder as described below. The unamortized debt discount of $107,500 was offset against additional paid-in capital.

On August 13, 2013, the Company entered into an unsecured $50,000 promissory note with a stockholder. On October 15, 2013 the Company restructured the terms of the note with the noteholder as described below.

New Note

On June 4, 2013, the Company entered into an unsecured $25,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures June 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On September 16, 2013, the Company entered into an unsecured $12,500 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures September 2015, accrues interest at 7.5% per annum beginning October 1, 2013, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $12,500, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the Note. The Company used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

On October 15, 2013, the Company entered into an unsecured $970,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing Promissory and Convertible Notes totaling $770,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $200,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures October 2015, accrues interest at 7.5% per annum beginning November 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. In addition, the Company issued to the holder 500,000 shares of the company’s common stock (See Note 7). The Consolidation Note had a beneficial conversion feature valued at $970,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

On November 11, 2013, the Company entered into an unsecured $10,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures November 11, 2015, accrues interest at 7.5% per annum beginning December 1, 2013, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $10,000, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the. The Company used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

To properly account for certain Convertible Promissory Notes, the Company performed a detailed analysis to obtain a thorough understanding of the transactions, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, to identify whether any equity-linked features in the Notes are freestanding or embedded. The Company determined that there were no free standing features. The Notes were then analyzed in accordance with Topic 815 to determine if the Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Notes did not meet the requirements of Topic 815 and therefore accounted for the Notes as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that some of Notes met the criteria of a conventional convertible note and that the Note had a beneficial conversion feature, which was recorded as a debt discount against the face amount of the Note, indicated above.

On December 20, 2013, the Company entered into an unsecured $200,000 promissory note with a stockholder. The terms of the note have not been negotiated.

Accrued interest on all notes payable to stockholders at December 31, 2013 totaled $87,184 and is included in related party payables.

As of December 31, 2013, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2014	$179,947
2015	$1,217,500
Total	$1,397,447

NOTE 7 – STOCK TRANSACTIONS

On December 31, 2013 the Company issued 1,575,952 shares of common stock to individuals as payment for related party notes and interest payable. The aggregate Fair Market Value of these shares was $236,393 as the agreed price was $0.15 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 11, 2013 the Company issued 500,000 shares of common stock to an individual as payment for financing fees per contract dated October 2013. The aggregate Fair Market Value of these shares was $135,000 as the fair market value of the stock was $0.27 per share. For the three and six-month periods ended December 31, 2013, the Company recognized an expense of $16,875. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 11, 2013 the Company issued 75,000 shares of common stock to individuals as payment for an outstanding accounts payable consulting service invoice. The aggregate Fair Market Value of these shares was $7,500 as the agreed price was $0.10 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

On December 11, 2013 the Company issued 500,000 shares of common stock to individuals as payment for consulting services per contracts dated October and November 2013. The aggregate Fair Market Value of these shares was $122,500 as the fair market value of the stock was $0.27 and $0.22 per share, respectively. For the three and six-month periods ended December 31, 2013, the Company recognized an expense of $30,625. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On August 27, 2013 the Company issued 400,000 shares of common stock to individuals as payment for consulting services per contracts dated July and August 2013. The aggregate Fair Market Value of these shares was $248,000 as the fair market value of the stock was $0.62 per share. For the three and six-month periods ended December 31, 2013 the Company recognized an expense of $62,000 and $124,000, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 23, 2013 the Company issued 1.6 million shares of common stock to individuals as payment for consulting services per contracts dated July 2013. The aggregate Fair Market Value of these shares was $1,024,000 as the fair market value of the stock was $0.64 per share. For the three and six-month periods ended December 31, 2013 the Company recognized an expense of $256,000 and $512,000, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In 2013 the Company issued 25,000 shares of common stock to an individual as payment for consulting services per contract dated March 2013. The company recognized an expense of $10,000 as the fair market value of the shares was $0.40 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In 2013 the Company issued 100,000 shares of common stock to an individual as payment for consulting services per contract dated June 2013. The company recognized an expense of $100,000 as the fair market value of the shares was $1.00 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In 2013 the Company issued 250,000 shares of common stock to an individual as payment for consulting services per contract dated April 2013. The company recognized an expense of $182,500 as the fair market value of the shares was $0.73 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In 2013 the Company issued 25,000 shares of common stock to an individual as payment for consulting services per contract dated March 2013. The company recognized an expense of $19,500 as the fair market value of the shares was $0.78 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

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

NOTE 8 – OPTIONS AND WARRANTS

Options

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons. The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, subject to a vesting schedule. Fair Market Value of these options was approximately $821,675. As of December 31, 2013, 200,000 options to purchase the Company’s common stock have vested. For the six-month periods ended December 31, 2013 and 2012, the Company recognized an expense of $82,168 and $0, respectively, and for the period from inception through December 31, 2013 has recognized a total expense of $246,503. For the three month periods ended December 31, 2013 and 2012, the Company recognized an expense of $41,084 and $0, respectively.

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate. The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share, subject to a vesting schedule. Fair Market Value of these options was approximately $410,825. As of December 31, 2013, 100,000 options to purchase the Company’s common stock have vested. For the six-month periods ended December 31, 2013 and 2012, the Company recognized an expense of $41,082 and $0, respectively, and for the period from inception through December 31, 2013 has recognized a total expense of $123,247. . For the three month periods ended December 31, 2013 and 2012, the Company recognized an expense of $20,541 and $0, respectively.

The following represents a summary of the Options outstanding at December 31, 2013 and changes during the years then ended:

	2014
	Options	Options Average Exercise Price
Outstanding, July 1, 2012	-	$-
Granted	1,500,000	0.50
Exercised	-	-
Expired/Forfeited	-	-
Outstanding June 30, 2013	1,500,000	0.50
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, December 31, 2013	1,500,000	$0.50
Exercisable at December 31, 2013	300,000	$0.50
Expected to be vested	1,200,000	$0.50

Warrants

On July 1, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 25,000 restricted common shares along with warrants to purchase an additional 12,500 shares with an exercise price of $0.80 per share and are exercisable for term of two years. The warrants expired July 2013.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

On May 17, 2011, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 50,000 restricted common shares along with warrants to purchase an additional 25,000 shares with an exercise price of $0.80 per share and are exercisable for term of two years. The warrants expired May 2013.

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

Upon signing the agreement the Company issued Sonos warrants to purchase 50,000 shares of the Company’s common stock, valued at $108,500 (based on the fair market value on the date of grant). The Company recognized an expense of $108,500 as Research and Development during the three month period ended September 30, 2012. The fair value was determined using Black-Scholes with a volatility of 235.32%, a risk free rate of 0.27% and 0% dividend yield, these warrants were valued at $108,000 and expensed to Research and Development. The warrants are immediately exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $0.20 per share.

On December 11, 2013, the company issued Sonos warrants to purchase 200,000 shares of the Company’s common stock, valued at $65,660 (based on the fair market value of the date of grants). The Company recognized an expense of $49,200 as Research and Development during the three month period ended September 30, 2013 related to 100,000 of these warrants to be issued for completion of phases 1b and 2 during that period. The fair value was determined using Black-Scholes with a volatility of 100%, a risk free interest rate of 1.04% and 0% dividend yield. The Company recognized an additional expense of $16,460 as Research and Development during the three month period ended December 31, 2013 related to an additional 100,000 warrants issued to Sonos for the completion of phase 3. The fair value was determined using Black-Scholes with a volatility of 100%, a risk free interest rate of 0.63% and 0% dividend yield. The warrants are immediately exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $0.20 per share.

The following represents a summary of the Warrants outstanding at December 31, 2013 and changes during the years then ended:

	2014
	Warrants	Weighted Average Exercise Price
Outstanding, July 1, 2013	37,500	$0.80
Granted	50,000	0.20
Exercised	-	-
Expired/Forfeited	(25,000)	0.80
Outstanding, June 30, 2013	62,500	0.32
Granted	200,000	0.20
Exercised	-	-
Expired/Forfeited	(12,500)	0.80
Outstanding, December 31, 2013	250,000	$0.20
Exercisable at December 31, 2013	250,000	$0.20

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, 7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements (see Note 4), into related party notes payable. The notes mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. On December 30, 2013, the Company converted $219,700 of related party payables to equity. As of December 31, 2013, the outstanding balance of the related party payables is $113,000.

Included in related party payables at December 31, 2013 is $87,184 of accrued interest on notes payable to stockholders.

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

The total number of potential additional dilutive options and warrants outstanding was 1,750,000 and 87,500 for the six months ended December 31, 2013 and 2012, respectively and 1,750,000 and 87,500 for the three months ended December 21, 2013 and 2012, respectively. In addition, the convertible note converts at an exercise price of $0.20 of common stock. The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months ended December 31,		For The Three Months ended December 31,
	2013	2012	2013	2012

Net loss attributable to the common stockholders	$(1,580,432)	(353,308)	$(854,785)	$(67,549)

Basic weighted average outstanding shares of common stock	33,372,121	31,180,001	33,816,414	31,180,001
Dilutive effect of options and warrants			-	-
Diluted weighted average common stock and common stock equivalents	33,372,121	31,180,001	33,816,414	31,180,001

Earnings (loss) per share:
Basic and diluted	$(0.05)	(0.01)	$(0.03)	$(0.00)

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

NOTE 11 – SUBSEQUENT EVENTS

On January 13, 2014, the Company entered into a consulting agreement with an individual to provide assistance in the introduction of the company to medical device testing organization and to facilitate access to doctors in China, under which he is compensated 250,000 shares of the Company’s common stock. This contract is for twelve (12) months beginning January 2014, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

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

As of December 31, 2013, the Company has paid legal fees totaling $30,217 related to the patent.

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

As of December 31, 2013, Sonos has completed Phases 1, 2 and 3 and initiated Phase 4 of the above development schedule. For the six months ended December 31, 2013, we issued Sonos warrants to purchase 200,000 shares of the Company’s common stock and paid them $150,000. We recognized an expense of $16,460 and $65,660 for these warrants during the three and six-month periods ended December 31, 2013, respectively. In addition, we have entered into a consulting contract with Superior Inc. who will assist us with necessary introductions to medical device testing facilities in Poland.

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

Plan of Operations

As a development-stage enterprise, we have had no revenues through December 31, 2013. At December 31, 2013 our cash balance was $103,998.

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

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue

For the three months ended December 31, 2013 and December 31, 2012, we did not generate any revenues.

Operating expenses

Operating expenses increased by $644,854, or 1514.7%, to $687,428 in the three months ended December 31, 2013 from $42,574 in the three months ended December 31, 2012 primarily due to increases in research and development, marketing and consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Operating expenses for the three months ended December 31, 2013 were comprised of research and development costs of $88,960, $424,843 in consulting services costs; $33,768 in marketing expenses, compensation expense of $61,625, professional fees of $53,228, travel costs of $16,815, and other operating expenses.

Operating expenses for the three months ended December 31, 2012 were comprised of $15,066 in consulting services costs; legal and audit costs of $6,912, travel costs of $10,680, employee expense of $9,000, rent of $298, depreciation expense of $142, and other operating expenses.

Other income (expenses)

Other expense increased by $142,382, or 570.1%, to $167,357 in the three months ended December 31, 2013 from $24,975 in the three months ended December 31, 2012 primarily related to interest expenses and the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2013 and in the current year to date.

Net loss before income taxes

Net loss before income taxes for the three months ended December 31, 2013 totaled $854,785 primarily due to research and development costs, consulting services costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to $67,549 for the three months ended December 31, 2012 primarily due to consulting services cost, legal and audit costs and travel costs.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Revenue

For the six months ended December 31, 2013 and December 31, 2012, we did not generate any revenues.

Operating expenses

Operating expenses increased by $1,005,660, or 330.0%, to $1,310,368 in the six months ended December 31, 2013 from $304,708 in the six months ended December 31, 2012 primarily due to research and development, marketing and consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Operating expenses for the six months ended December 31, 2013 were comprised of research and development costs of $177,160, $813,718 in consulting services costs; $87,109 in marketing expenses, compensation expense of $123,250, professional fees of $76,013, travel costs of $35,684, and other operating expenses.

Operating expenses for the six months ended December 31, 2012 were comprised of research and development costs of $108,500, $94,566 in consulting services costs; legal and audit costs of $25,388, travel costs of $50,420, and other operating expenses.

Other income (expenses)

Other expense increased by $221,464, or 455.7%, to $270,064 in the six months ended December 31, 2013 from $48,600 in the six months ended December 31, 2012 primarily related to interest expense and the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2013 and in the current year to date.

Net loss before income taxes

Net loss before income taxes for the six months ended December 31, 2013 totaled $1,580,432 primarily related to research and development costs, consulting services costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to $353,308 for the six months ended December 31, 2012 primarily related to consulting services cost, legal and audit costs and travel costs.

Assets and Liabilities

Assets were $1,056,398 as of December 31, 2013. Assets consisted of cash of $103,998, prepaid expenses of $868,500, which includes $846,000 for the issuance of stock for consulting services and financing fees (see Note 7), and patent rights of $83,900. Liabilities were $763,653 as of December 31, 2013. Liabilities consisted of accounts payable of $70,758, related party payable of $164,300, notes payable to related parties of $179,947, and convertible notes to stockholders, net of debt discount, of $348,648.

Stockholders’ Equity

Stockholders’ equity was $292,745 as of December 31, 2013. Stockholder’s equity consisted of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs, beneficial conversion feature associated with convertible note of $1,217,519, warrants issued for research and development of $174,160, stock and options issued for services of $2,455,143 and shares issued for patent rights totaling $6,600 offset by the deficit accumulated during the development stage of $4,366,461 at December 31, 2013.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $103,990 in the six months ending December 31, 2013 resulting from cash used in operating activities of $462,042, offset partially by cash provided by financing activities of $566,032.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Six Months Ended December 31,
	2013	2012

Cash at beginning of period	$8	$4,185
Net cash used in operating activities	(462,042)	(163,828)
Net cash provided by financing activities	566,032	170,000
Cash at end of period	$103,998	$10,357

Cash Flows from Operating Activities – For the six months ended December 31, 2013, net cash used in operations was $462,042 compared to net cash used in operations of $163,828 for the six months ended December 31, 2012. Net cash used in operations was primarily due to a net loss of $1,580,432 for the six months ended December 31, 2013, stock issued for services of $691,000, warrants issued for research and development of $65,660, amortization of stock compensation related to stock options of $123,250, accretion of debt discount of $206,736, and the changes in operating assets and liabilities of $31,724, primarily due to the increase in related party payables.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the six months ending December 31, 2013 was $566,032, compared to net cash provided of $170,000 in the same period in 2012. The increase in net cash provided by financing activities was mainly due to proceeds from notes payable to stockholders of $596,220, an increase of $426,220 over the same period in the prior year.

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

On June 14, 2013, we entered into an unsecured $2,000 promissory note with a stockholder. The note matured on September 14, 2013 and accrued interest at two (2.0) percent per annum at maturity. As of December 31, 2013, the outstanding balance of the note payable is $0.

New Note

On June 30, 2013, we converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. As of December 31, 2013, the outstanding balance of the related party payables is $66,947. The noteholders have agreed to extend the terms of these notes.

On January 18, 2013, we converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrue interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, we converted $219,700 of related party notes payable to equity. As of December 31, 2013, the outstanding balance of the related party notes payable is $113,000. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

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

On June 18, 2012, we entered into a $240,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $240,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. We did not receive additional funds under the consolidation note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned us an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above. Under the terms of the Consolidation Note, it was scheduled to mature June 30, 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. In March 2013 we restructured the terms of the note with the noteholder as described below. The unamortized debt discount of $83,000 was offset against additional paid-in capital.

On March 14, 2013, we entered into an unsecured $600,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. We received additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it was scheduled to mature July 2014, accrued interest at 7.5% per annum beginning March 1, 2013, was convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 17 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. In October we restructured the terms of the note with the noteholder as described below. The unamortized debt discount of $235,294 was offset against additional paid-in capital.

On July 10, 2013, we entered into an unsecured $120,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the Note, it was scheduled to mature July 2015, accrued interest at 7.5% per annum beginning July 1, 2013, was convertible into shares of our common stock at $0.20 per share but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $120,000, which was recorded as a debt discount against the face amount of the Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. In October 2013 we restructured the terms of the note with the noteholder as described below. The unamortized debt discount of $107,500 was offset against additional paid-in capital.

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

On September 16, 2013, we entered into an unsecured $12,500 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures September 16, 2015, accrues interest at 7.5% per annum beginning October 1, 2013, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $12,500, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the Note. We used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

On October 15, 2013, we entered into an unsecured $970,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing Promissory and Convertible Notes totaling $770,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. We received additional funds totaling $200,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures October 2015, accrues interest at 7.5% per annum beginning November 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. In addition, we issued to the holder 500,000 shares of the company’s common stock (See Note 7). The Consolidation Note had a beneficial conversion feature valued at $970,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

On November 11, 2013, we entered into an unsecured $10,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures November 11, 2015, accrues interest at 7.5% per annum beginning December 1, 2013, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $10,000, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the. We used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

On December 20, 2013, we entered into an unsecured $200,000 promissory note with a stockholder. The terms of the note have not been negotiated.

To properly account for certain Convertible Promissory Notes, we performed a detailed analysis to obtain a thorough understanding of the transactions, including understanding the terms of each instrument issued, and any related derivatives entered into. We first reviewed ASC Topic 815, to identify whether any equity-linked features in the Notes are freestanding or embedded. We determined that there were no free standing features. The Notes were then analyzed in accordance with Topic 815 to determine if the Note should be accounted for at fair value and remeasured at fair value in income. We determined that the Notes did not meet the requirements of Topic 815 and therefore accounted for the Notes as conventional debt. We then reviewed ASC Topic 470-20, and determined that some of Notes met the criteria of a conventional convertible note and that the Note had a beneficial conversion feature, which was recorded as a debt discount against the face amount of the Note, indicated above.

Accrued interest on all notes payable to stockholders at December 31, 2013 totaled $87,184 and is included in related party payables.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had a deficit accumulated during the development stage of $4,366,461 and $2,786,029 at December 31, 2013 and June 30, 2013, respectively, and had a net loss of $1,580,432 and $353,308 for the six months ended December 31, 2013 and 2012, respectively, and net cash used in operating activities of $462,042 and $163,828 for the six months ended December 31, 2013 and 2012, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations and generated revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 10.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended December 31, 2013, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented nor are they reviewed and approved by anyone other than the Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2013, we issued an aggregate of 1,575,952 shares of our common stock to Mr. Eric Clemons, our Chief Executive Officer (806,765 shares), and to Mr. Gerald A. DeCiccio, our sole Director (769,187shares) as payment for related party notes and interest payable. The aggregate Fair Market Value of these shares was $236,393 as the agreed price was $0.15 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 11, 2013, we issued 500,000 shares of our common stock to an individual as payment for financing fees per contract dated October 2013. The aggregate Fair Market Value of these shares was $135,000 as the fair market value of the stock was $0.27 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 11, 2013, we issued 75,000 shares of common stock to individuals as payment for an outstanding accounts payable consulting services invoice. The aggregate Fair Market Value of these shares was $7,500 as the agreed price was $0.10 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 11, 2013, we issued 500,000 shares of common stock to individuals as payment for consulting services per contracts dated October and November 2013. The aggregate Fair Market Value of these shares was $122,500 as the fair market value of the stock was $0.27 and $0.22 per share, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

On December 30, 2013, we entered into a Debt Conversion and Stock Purchase Agreement (the “Clemons Agreement”) with Eric Clemons, one of our executive officers. Under the Clemons Agreement, Mr. Clemons agreed to purchase Eight Hundred Six Thousand Seven Hundred Sixty Five (806,765) shares of our common stock in exchange for cancelling $121,014.75 owed to him under a promissory note dated January 18, 2013 (the “Clemons Note”). The Purchase Price will be paid by the Purchaser to the Company through a Notice of Debt Satisfaction in the form attached to the Clemons Agreement, which evidences the cancellation of the Clemons Note and the full satisfaction all amounts due to the Purchaser by the Company under the Clemons Note.

On December 30, 2013, we entered into a Debt Conversion and Stock Purchase Agreement (the “DeCiccio Agreement”) with Gerald A. DeCiccio, the sole member of our Board of Directors. Under the DeCiccio Agreement, Mr. DeCiccio agreed to purchase Seven Hundred Sixty Nine Thousand One Hundred Eighty Seven (769,187) shares of our common stock in exchange for cancelling $115,378.00 owed to him under a promissory note dated January 18, 2013 (the “DeCiccio Note”). The Purchase Price will be paid by the Purchaser to the Company through a Notice of Debt Satisfaction in the form attached to the DeCiccio Agreement, which evidences the cancellation of the DeCiccio Note and the full satisfaction all amounts due to the Purchaser by the Company under the DeCiccio Note.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation

10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21*	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22*	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

14 (1)	Code of Ethics of Discount Dental Materials, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2012 furnished in XBRL).
101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2012 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
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
(9)  Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOUNT DENTAL MATERIALS, INC. A Nevada corporation

Date: February 10, 2014	By:	/s/ ERIC CLEMONS
Eric Clemons,
President (Principal Executive Officer)

By:	/s/ WESLEY TATE
Wesley Tate,
Chief Financial Officer (Principal Financial and Accounting Officer)