Form 10-Q
period 2014-03-31
DISCOUNT DENTAL MATERIALS, INC.
filed 2014-05-14
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

DISCOUNT DENTAL MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54381	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

13455 Noel Road, Suite 1000
Dallas, TX 75240
(Address of principal executive offices)

949-415-7478
(Registrant’s telephone number, including area code)

__________________________________
(Former address, if changed since last report)

____________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 14, 2014
Common Stock, $0.001 par value	37,550,953

DISCOUNT DENTAL MATERIALS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three months and nine months ended March 31, 2014 and 2013 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,122	$8
Prepaid expenses	683,309	1,533
Total current assets	690,431	1,541

Long-term assets:
Patent rights	83,900	83,900
Total long-term assets	83,900	83,900

Total assets	$774,331	$85,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$54,589	$81,154
Related party payables	134,656	105,006
Notes payable to stockholders	-	2,000
Accrued payroll and taxes	-	12,880
Related party notes payable	179,947	424,115
Total current liabilities	369,192	625,155

Long term liabilities:
Convertible note to stockholders, net of debt discount of $414,997 and $305,882, respectively	987,503	319,118
Total Long term liabilities	987,503	319,118

Total liabilities	1,356,695	944,273

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 37,550,953 and 31,580,001 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	37,551	31,580
Additional paid in capital	4,565,165	1,895,617
Deficit accumulated during the development stage	(5,185,080)	(2,786,029)
Total stockholders’ deficit	(582,364)	(858,832)

Total liabilities and stockholders’ deficit	$774,331	$85,441

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,		February 22, 2010 (date of inception) through
	2014	2013	2014	2013	March 31, 2014
Operating Expenses
Selling, general and administrative expenses	$1,680,106	$313,946	$634,007	$118,095	$3,784,177
Research and development costs	177,160	108,500	-	-	289,738
Depreciation	-	357	-	-	1,711
Marketing expenses	127,790	340	40,681	340	131,425
Total operating expenses	1,985,056	423,143	674,688	118,435	4,207,051
Other (income) expense
Accretion of debt discount	307,676	68,529	100,940	34,779	449,607
Interest expense	106,319	30,602	42,991	15,752	131,422
Purchase of shell	-	-	-	-	397,000
Total other (income) expense	413,995	99,131	143,931	50,531	978,029
Net operating loss	(2,399,051)	(522,274)	(818,619)	(168,966)	(5,185,080)

Loss before income taxes	(2,399,051)	(522,274)	(818,619)	(168,966)	(5,185,080)
Income taxes	-	-	-	-	-
Net loss	$(2,399,051)	$(522,274)	$(818,619)	$(168,966)	$(5,185,080)
Loss per share:
Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.02)	$(0.01)
Basic and diluted weighted average shares outstanding	34,470,562	31,180,001	34,470,562	31,180,001

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,		February 22, 2010 (date of inception) through March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(2,399,051)	$(522,274)	$(5,185,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	357	1,711
Accretion of debt discount	307,676	68,529	449,607
Warrants issued for research and development	65,660	108,500	174,160
Stock compensation related to stock options	184,875	-	431,375
Stock issued for services	1,113,950	-	1,455,950
Supplies contributed for founder’s shares	-	-	10,650
Changes in operating assets and liabilities:
Accounts payable	(26,565)	44,735	54,588
Related party payables	76,343	32,962	572,964
Prepaid expenses	(53,926)	(5,126)	(85,458)
Accrued payroll and taxes	(12,880)	41,341	-
Net cash used in operating activities	(743,918)	(230,976)	(2,119,533)

Cash flows from investing activities:
Capitalized patent costs	-	-	(27,300)
Purchases of computer equipment	-	-	(1,711)
Net cash used in investing activities	-	-	(29,011)

Cash flows from financing activities:
Founders capital contribution	-	-	3,250
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	791,884
Notes payable to related parties	1,600	-	2,100
Repayment of notes payable to related parties	(26,068)	(18,000)	(44,068)
Repayment of notes payable to stockholders	(5,720)	-	(25,210)
Notes payable to stockholders	781,220	273,500	1,427,710
Net cash flows provided by financing activities:	751,032	255,500	2,155,666

Net change in cash and cash equivalents	7,114	24,524	7,122
Cash and cash equivalents- beginning of period	8	4,185	-
Cash and cash equivalents- end of period	$7,122	$28,709	$7,122

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of patent rights for related party payable and common stock issuable	$-	$-	$56,600
Issuance of common stock issuable	$-	$-	$6,600
Beneficial conversion feature on convertible note	$416,791	$400,000	$864,604
Conversion of related party payables into notes payable	$-	$356,700	$441,615
Conversion of short term notes payable into long term note payable	$-	$-	$240,000
Stock issued for prepaid services	$1,741,800	$-	$1,741,800
Stock issued for satisfaction of related party payables	$30,000	$-	$30,000
Conversion of related party notes payable and interest into stock	$236,393	$-	$236,393

See accompanying notes to unaudited condensed consolidated financial statements

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The financial statements as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2013 included on Form 10-K/A filed with the Securities and Exchange Commission on October 4, 2013.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $5,185,080 and $2,786,029 at March 31, 2014 and June 30, 2013, respectively, and had a net loss of $2,399,051 and $522,274 for the nine months ended March 31, 2014 and 2013, respectively, and net cash used in operating activities of $743,918 and $230,976 for the nine months ended March 31, 2014 and 2013, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were $127,790 and $340 for the nine months ended March 31, 2014 and 2013, respectively, and $40,681 and $340 for the three months ended March 31, 2014 and 2013, respectively, and are included in marketing costs in the accompanying consolidated statements of operations..

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were $177,160 and $108,500 for the nine months ended March 31, 2014 and 2013, respectively, and none for the three months ended March 31, 2014 and 2013, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014, and June 30, 2013, the fair value of cash, prepaid expenses, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000.00) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, the Company has issued Mr. Tate an option to acquire up to 500,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $0.50 per share subject to a vesting schedule. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 250,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount. On April 1, 2014, the Company entered into an addendum to this agreement in which Mr. Tate shall be entitled to a stock award of 250,000 DDOO common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company.

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

Contracts

On September 24, 2012, the Company entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase (See Note 8). On April 1, 2014, the Company entered into an addendum to the agreement with Sonos. The following constitutes the modifications made to the Scope of Work section of the original agreement:

Sonos shall receive 3,250,000 restricted shares of the company’s common stock for Services provided to the company. Specific services shall be those services originally identified in the Sonos Agreement as Phase 5 – Testing of the device; Phase 6 – Refinements, changes and CAD modeling updates of the design. Refinements and changes made to 3D CAD documentation based on what is learned from testing in Phase 5; and Phase 7- Production or make changes to the device as necessary. The warrants that were to be issued for Phase 4 will not be issued and are hereby null and void.

In addition, the Company shall commit to pay Sonos up to One Million Dollars ($1,000,000) for Research and Development costs. Said costs to include, but not limited to, manufacturing, testing, refinements and changes to the medical device.

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

On August 12, 2013, the Company entered into an Advertising Contract with an organization in which they will provide advertising services to the company for a twelve month marketing campaign, beginning August 12, 2013 and ending on August 12, 2014. In exchange for these services the company agreed to pay said organization a total of $125,000, with $20,000 due on August 14, 2013, and the remaining $105,000 payable in eleven equal monthly payments of $9,545, due the 12th of each month, beginning on September 12, 2013; and issue them a total of 150,000 shares of our common stock, restricted in accordance with Rule 144, with piggy back registration rights. As of March 31, 2014, the Company is in arrears $10,000 and is in discussions with the consultant to restructure the terms of the contract. As this contract is for a period of twelve months, the Company recorded the $93,000 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

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

The Company has a consulting agreement with an individual to provide assistance in the introduction of the company to medical device testing organization and to facilitate access to doctors in China, under which he is compensated 250,000 shares of the Company’s common stock. This contract is for twelve (12) months beginning January 2014, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. As this contract is for a period of twelve months, the Company recorded the $37,500 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

The Company has consulting agreements with three individuals to provide assistance in the marketing of its biomedical products, under which they are compensated an aggregate 420,000 shares of the Company’s common stock. These contracts are for twelve (12) months beginning February 2014 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. As these contracts are for a period of twelve months, the Company recorded the $79,800 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

The Company has a consulting agreement with an individual to provide assistance in the marketing of its biomedical products, under which he is compensated and engagement fee of 250,000 shares of the Company’s common stock and $6,000 per month. This contract is for three (3) months beginning February 2014 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. As this contract is for a period of three months, the Company recorded the $47,500 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a three month period. As of March 31, 2014, the Company has paid the consultant $3,000. The remaining services and payments have been deferred pending the conclusion of the Company’s Definitive 14(A) proxy vote and subsequent submission of required documentation to appropriate authority resulting from said vote.

The Company has a consulting agreement with an individual to provide assistance in the marketing of its biomedical products, under which he is compensated 250,000 shares of the Company’s common stock. This contract is for twelve (12) months beginning March 2014 (“Initial Term”), and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination. As this contract is for a period of twelve months, the Company recorded the $47,500 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period.

The Company has a consulting agreement with an individual to provide assistance in capital markets and marketing strategies of the company’s biomedical products, under which he is compensated $5,000 per month. This contract is for twelve (12) months beginning March 2014, and may be renewed or extended for any period as may be agreed by the parties. Either party may terminate this agreement by providing the other with thirty (30) days written notice of such termination.

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

Through March 31, 2014, the Company has paid legal fees totaling $30,217 related to the patent.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. As of March 31, 2014, the outstanding balance of the related party payables is $66,947. The Company and noteholders have agreed to extend the terms of these notes.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to equity. As of March 31, 2014, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Long Term Note Payable

The following Table summarizes the long term notes payable:

Contracts	Date	Amount	Type Notes
CN #1	June 14, 2013	$25,000	Convertible Note Payable
CN #2	September 16, 2013	12,500	Convertible Note Payable
CN #3	November 11, 2013	10,000	Convertible Note Payable
CN #4	February 26, 2014	1,245,000	Consolidated Convertible Note Payable
CN #5	March 7, 2014	10,000	Convertible Note Payable
CN #6	March 14, 2014	100,000	Convertible Note Payable
	Total Convertible Notes	1,402,500
	Debt Discount	(414,997)
	Total Long Term Liability	987,503

Convertible Note Payable

(CN #6) On March 14, 2014, the Company entered into an unsecured $100,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures March 2016, accrues interest at 7.5% per annum beginning April 1, 2014, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(CN #5) On March 7, 2014, the Company entered into an unsecured $10,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures March 2016, accrues interest at 7.5% per annum beginning April 1, 2014, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

(CN #3) On November 11, 2013, the Company entered into an unsecured $10,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures November 11, 2015, accrues interest at 7.5% per annum beginning December 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $10,000, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the. The Company used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

(CN #2) On September 16, 2013, the Company entered into an unsecured $12,500 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures September 2015, accrues interest at 7.5% per annum beginning October 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $12,500, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the Note. The Company used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

(CN #1) On June 4, 2013, the Company entered into an unsecured $25,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures June 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Consolidated Convertible Note Payable

The following Table summarizes the consolidated notes payable:

Notes	Date	Amount	Consolidated Notes	Additional Funds

CCN #1	July 31, 2011	$60,000	Not a consolidation note	$
CCN #2	October 13, 2011	100,000	Not a consolidation note
CCN #3	February 1, 2012	80,000	Not a consolidation note
CCN #4	June 12, 2012	75,000	Not a consolidation note
CCN #5	June 18, 2012	240,000	Notes 1, 2, 3		-
CCN #6	July 25, 2012	100,000	Not a consolidation note
CCN #7	August 30, 2012	60,000	Not a consolidation note
CCN #8	November 1, 2012	235,000	Notes 4, 6, 7
CCN #9	December 27, 2012	10,000	Not a consolidation note
CCN #10	March 14, 2013	600,000	Notes 5, 8, 9 plus additional funds		115,000
CCN #11	July 10, 2013	120,000	Not a consolidation note
CCN #12	August 13, 2013	50,000	Not a consolidation note
CCN #13	October 16, 2013	970,000	Notes 10, 11, 12 plus additional funds		200,000
CCN #14	December 20, 2013	200,000	Not a consolidation note
CCN #15	February 26, 2014	1,245,000	Notes 13, 14 plus additional funds		75,000

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

(CN #4) (CNN #15) On February 26, 2014, the Company entered into an unsecured $1,245,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing CNN #13 and CNN #14 Promissory and Convertible Notes totaling $1,170,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $75,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures February 2016, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.15 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $415,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

(CNN #14) On December 20, 2013, the Company entered into an unsecured $200,000 promissory note with a stockholder. The terms of the note have not been negotiated. On February 26, 2014 the Company structured the terms of the note with the noteholder as described above.

(CNN #13) On October 15, 2013, the Company entered into an unsecured $970,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing CNN #10, CNN #11 and CNN #12 Promissory and Convertible Notes totaling $770,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $200,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures October 2015, accrues interest at 7.5% per annum beginning November 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. In addition, the Company issued to the holder 500,000 shares of the company’s common stock (See Note 7). The Consolidation Note had a beneficial conversion feature valued at $970,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On February 26, 2014 the Company restructured the terms of the note with the noteholder as described above. The unamortized debt discount of $767,915 was offset against additional paid-in capital.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(CNN #12) On August 13, 2013, the Company entered into an unsecured $50,000 promissory note with a stockholder. On October 15, 2013 the Company structured the terms of the note with the noteholder as described above.

(CNN #11) On July 10, 2013, the Company entered into an unsecured $120,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the Note, it was scheduled to mature in July 2015, accrued interest at 7.5% per annum beginning July 1, 2013, was convertible into shares of our common stock at $0.20 per share but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $120,000, which was recorded as a debt discount against the face amount of the Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 the Company restructured the terms of the note with the noteholder as described above. The unamortized debt discount of $107,500 was offset against additional paid-in capital.

(CNN #10) On March 14, 2013, the Company entered into an unsecured $600,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing CNN #5, CNN #8 and CNN #9 Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it was scheduled to mature in July 2014, accrued interest at 7.5% per annum beginning March 1, 2013, was convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 17 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 the Company restructured the terms of the note with the noteholder as described above. The unamortized debt discount of $235,294 was offset against additional paid-in capital.

(CNN #9) On December 27, 2012, the Company entered into an unsecured $10,000 promissory note with a stockholder. On March 14, 2013 the Company structured the terms of these notes with the noteholder as described above.

(CNN #8) On November 1, 2012, the Company entered into an unsecured $235,000 principal amount consolidation promissory note with a non-affiliate stockholder. The Consolidation Promissory Note is a consolidation of the foregoing CNN #4, CNN #6 and CNN #7 promissory notes totaling $235,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid. The Company did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder. Under the terms of the Consolidation Promissory Note, it matured January 31, 2013, and accrued interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 the Company restructured the terms of these notes with the noteholder as described above.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(CNN #7) On August 30, 2012, the Company entered into an unsecured $60,000 promissory note with the same stockholder. The terms of the note had not been negotiated as of the date of issuance. On November 1, 2013 the Company restructured the terms of these notes with the noteholder as described above.

(CNN #6) On July 25, 2012, the Company entered into an unsecured $100,000 promissory note with the same stockholder. This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On November 1, 2013 the Company restructured the terms of these notes with the noteholder as described above.

(CNN #5) On June 18, 2012, the Company entered into a $240,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing CNN #1, CNN #2 and CNN #3 Promissory and Convertible Notes totaling $240,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company did not receive additional funds under the consolidation note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned the Company an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above. Under the terms of the Consolidation Note, it was scheduled to mature June 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. The Company used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On March 14, 2013 the Company restructured the terms of these notes with the noteholder as described above. The unamortized debt discount of $83,000 was offset against additional paid-in capital.

(CNN #4) On June 12, 2012, the Company entered into an unsecured $75,000 principal amount promissory note with a stockholder. This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum. The Company determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements. On November 1, 2013 the Company restructured the terms of these notes with the noteholder as described above.

(CNN #3) On February 1, 2012, the Company entered into an unsecured $80,000 promissory note with the same stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 the Company restructured the terms of these notes with the noteholder as described above.

(CNN #2) On October 13, 2011, the Company entered into a $100,000 convertible note (“Convertible Note”) with the same stockholder. The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into our common stock. On June 18, 2012 the Company restructured the terms of these notes with the noteholder as described above.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(CNN #1) On July 31, 2011, the Company entered into an unsecured $60,000 promissory note with a stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity. On June 18, 2012 the Company restructured the terms of these notes with the noteholder as described above.

Accrued interest on all notes payable to stockholders at March 31, 2014 totaled $99,769 and is included in related party payables.

As of March, 2014, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2014	$179,947
2015	$47,500
2016	1,355,000
Total	$1,582,447

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

On December 11, 2013 the Company issued 500,000 shares of common stock to an individual as payment for financing fees per contract dated October 2013. The aggregate Fair Market Value of these shares was $135,000 as the fair market value of the stock was $0.27 per share. For the three and nine-month periods ended March 31, 2014, the Company recognized an expense of $16,875 and $33,750, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

On December 11, 2013 the Company issued 500,000 shares of common stock to individuals as payment for consulting services per contracts dated October and November 2013. The aggregate Fair Market Value of these shares was $122,500 as the fair market value of the stock was $0.27 and $0.22 per share, respectively. For the three and nine-month periods ended March 31, 2014, the Company recognized an expense of $30,625 and $61,250, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

On August 27, 2013 the Company issued 400,000 shares of common stock to individuals as payment for consulting services per contracts dated July and August 2013. The aggregate Fair Market Value of these shares was $248,000 as the fair market value of the stock was $0.62 per share. For the three and nine-month periods ended March 31, 2014 the Company recognized an expense of $62,000 and $186,000 respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 23, 2013 the Company issued 1.6 million shares of common stock to individuals as payment for consulting services per contracts dated July 2013. The aggregate Fair Market Value of these shares was $1,024,000 as the fair market value of the stock was $0.64 per share. For the three and nine-month periods ended March 31, 2014 the Company recognized an expense of $256,000 and $768,000, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

NOTE 8 – OPTIONS AND WARRANTS

Options

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons. The agreement calls for an issuance of options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, subject to a vesting schedule. Fair Market Value of these options was approximately $821,675. As of March 31, 2014, 200,000 options to purchase the Company’s common stock have vested. For the nine-month periods ended March 31, 2014 and 2013, the Company recognized an expense of $123,252 and $0, respectively and for the period from inception through March 31, 2014 has recognized a total expense of $287,587. For the three month periods ended March 31, 2014 and 2013, the Company recognized an expense of $41,084 and $0, respectively.

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate. The agreement calls for an issuance of options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share, subject to a vesting schedule. Fair Market Value of these options was approximately $410,825. As of March 31, 2014, 100,000 options to purchase the Company’s common stock have vested. For the nine-month periods ended March 31, 2014 and 2013, the Company recognized an expense of $61,623 and $0, respectively and for the period from inception through March 31, 2014 has recognized a total expense of $143,788. For the three month periods ended March 31, 2014 and 2013, the Company recognized an expense of $20,541 and $0, respectively.

The following represents a summary of the Options outstanding at March 31, 2014 and changes during the years then ended:

	2014
	Options	Options Average Exercise Price

Outstanding, July 1, 2012	-	$-
Granted	1,500,000	0.50
Exercised	-	-
Expired/Forfeited	-	-
Outstanding June 30, 2013	1,500,000	0.50
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, March 31, 2014	1,500,000	$0.50
Exercisable at March 31, 2014	300,000	$0.50
Expected to be vested	1,200,000	$0.50

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
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

The following represents a summary of the Warrants outstanding at March 31, 2014 and changes during the years then ended:

	2014
	Warrants	Weighted Average Exercise Price

Outstanding, July 1, 2013	37,500	$0.80
Granted	50,000	0.20
Exercised	-	-
Expired/Forfeited	(25,000)	0.80
Outstanding, June 30, 2013	62,500	0.32
Granted	200,000	0.20
Exercised	-	-
Expired/Forfeited	(12,500)	0.80
Outstanding, March 31, 2014	250,000	$0.20
Exercisable at March 31, 2014	250,000	$0.20

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, 7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements (see Note 4), into related party notes payable. The notes matured on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On December 30, 2013, the Company converted $219,700 of related party payables to equity. As of March 31, 2014, the outstanding balance of the related party payables is $113,000.

Included in related party payables at March 31, 2014 is $99,769 of accrued interest on notes payable to stockholders.

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

DISCOUNT DENTAL MATERIALS, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

The total number of potential additional dilutive options and warrants outstanding was 1,750,000 and 87,500 for the nine months ended March 31, 2014 and 2013, respectively and 1,750,000 and 87,500 for the three months ended March 31, 2014 and 2013, respectively. In addition, the convertible note converts at an exercise price of $0.20 per share of common stock. The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months ended March 31,		For The Three Months ended March 31,
	2014	2013	2014	2013

Net loss attributable to the common stockholders	$(2,399,051)	(522,274)	$(818,619)	$(168,966)

Basic weighted average outstanding shares of common stock	34,470,562	31,180,001	34,470,562	31,180,001
Dilutive effect of options and warrants			-	-
Diluted weighted average common stock and common stock equivalents	34,470,562	31,180,001	34,470,562	31,180,001

Earnings (loss) per share:
Basic and diluted	$(0.07)	(0.02)	$(0.02)	$(0.01)

NOTE 11 – SUBSEQUENT EVENTS

On April 7, 2014 the Company issued 1.17 million shares of common stock to individuals as payment for consulting services per contracts dated January, February and March 2014. The aggregate Fair Market Value of these shares was $212,300 as the fair market value of the stock was $0.15 and $0.19 per share, respectively. For the three and nine-month periods ended March 31, 2014, the Company recognized an expense of $64,950. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On April 7, 2014 the Company issued 150,000 shares of common stock to individuals as payment for an outstanding accounts payable invoice. The aggregate Fair Market Value of these shares was $22,500 as the agreed price was $0.15 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On April 14, 2014, we entered into stock purchase agreements with third parties, under which we issued them 66,666 shares of our common stock, restricted in accordance with Rule 144, in exchange for $10,000. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On April 23, 2014, we entered into stock purchase agreements with third parties, under which we issued them 66,666 shares of our common stock, restricted in accordance with Rule 144, in exchange for $10,000. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

As of March 31, 2014, the Company has paid legal fees totaling $30,217 related to the patent.

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

Agreement with Sonos

In an effort to develop a less invasive procedure in the treatment of dementia, on May 16, 2012, we signed an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to assess our options for a medical device solution (“Initial Feasibility Study”).

Having completed the Initial Feasibility Study, we have established a development plan that should, within one year, produce medical device prototypes to be used in testing.

On September 24, 2012, we entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase (See Note 8). On April 1, 2014, we entered into an addendum to the agreement with Sonos. The following constitutes the modifications made to the Scope of Work section of the original agreement:

 Sonos shall receive 3,250,000 restricted shares of the company’s common stock for Services provided to the company. Specific services shall be those services originally identified in the Sonos Agreement as Phase 5 – Testing of the device; Phase 6 – Refinements, changes and CAD modeling updates of the design. Refinements and changes made to 3D CAD documentation based on what is learned from testing in Phase 5; and Phase 7- Production or make changes to the device as necessary. The warrants that were to be issued for Phase 4 will not be issued and are hereby null and void.

In addition, the Company shall commit to pay Sonos up to One Million Dollars ($1,000,000) for Research and Development costs. Said costs to include, but not limited to, manufacturing, testing, refinements and changes to the medical device.

To date, the results of the research suggest we have three options for implantable devices with a bias towards having them as non-invasive as possible. The options are comprised of two electro-stim types that have a multitude of variable test parameters that can be changed and modified externally as the testing facility conducts clinical trials on each patient. It is theorized that if a patient’s response to the Omentum stimulation is successful, the clinical facility should be able to perform various tests for the purpose of setting “markers” for the patient and then perform the standardized cognitive testing for Alzheimer’s patient with the intent of developing a testing matrix. It is our objective to test various methods and modalities with the aim of developing an enormous matrix of input to direct us to the best solution. Our goal is to be less invasive, as small as possible and as simple as possible to reach the broadest patient base. We intend to “Shape and Innovate History” as we visualize and create a solution for this debilitating disease.

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

Overview

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of Cerebain includes the following sections:

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Development Stage Company

•	Fiscal Year End

•	Going Concern

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Off-Balance Sheet Arrangements

•	Inflation

Results of Operations

As a development-stage enterprise, we have had no revenues through March 31, 2014. At March 31, 2014 our cash balance was $7,122.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

For the three months ended March 31, 2014 and March 31, 2013, we did not generate any revenues.

Operating expenses

Operating expenses increased by $556,253, or 469.7%, to $674,688 in the three months ended March 31, 2014 from $118,435 in the three months ended March 31, 2013 primarily due to increases in marketing costs, consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Operating expenses for the three months ended March 31, 2014 were comprised of marketing costs of $40,681, $500,575 in consulting services costs, compensation expense of $61,625, professional fees of $37,248, travel costs of $28,502, and other operating expenses.

Operating expenses for the three months ended March 31, 2013 were comprised of $4,530 in consulting services costs; legal and audit costs of $22,606, employee expense of $59,673, travel costs of $33,081, and other operating expenses.

Other income (expenses)

Other expense increased by $93,400, or 184.8%, to $143,931 in the three months ended March 31, 2014 from $50,531 in the three months ended March 31, 2013 primarily related to interest expenses and the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2013 and in the current year to date.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2014 totaled $818,619 primarily due to marketing costs, consulting services costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to $168,966 for the three months ended March 31, 2013 primarily due to consulting services cost, legal and audit costs and travel costs.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenue

For the nine months ended March 31, 2014 and March 31, 2013, we did not generate any revenues.

Operating expenses

Operating expenses increased by $1,561,913, or 369.1%, to $1,985,056 in the nine months ended March 31, 2014 from $423,143 in the nine months ended March 31, 2013 primarily due to research and development, marketing and consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Operating expenses for the nine months ended March 31, 2014 were comprised of research and development costs of $177,160, $1,314,293 in consulting services costs; $127,789 in marketing expenses, compensation expense of $184,875, professional fees of $113,260, travel costs of $64,185, and other operating expenses.

Operating expenses for the nine months ended March 31, 2013 were comprised of research and development costs of $108,500, $99,096 in consulting services costs; employee expenses of $77,672, legal and audit costs of $47,994, travel costs of $83,501, and other operating expenses.

Other income (expenses)

Other expense increased by $314,864, or 317.6%, to $413,995 in the nine months ended March 31, 2014 from $99,131 in the nine months ended March 31, 2013 primarily related to interest expense and the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2013 and in the current year to date.

Net loss before income taxes

Net loss before income taxes for the nine months ended March 31, 2014 totaled $2,399,051 primarily related to research and development costs, consulting services costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to $522,274 for the nine months ended March 31, 2013 primarily related to consulting services cost, legal and audit costs and travel costs.

Assets and Liabilities

Assets were $774,331 as of March 31, 2014. Assets consisted of cash of $7,122, prepaid expenses of $683,309, which includes $627,850 for the issuance of stock for consulting services and financing fees (see Note 7), and patent rights of $83,900. Liabilities were $1,356,695 as of March 31, 2014. Liabilities consisted of accounts payable of $54,589, related party payable of $134,656, notes payable to related parties of $179,947, and convertible notes to stockholders, net of debt discount, of $987,503.

Stockholders’ Deficit

Stockholders’ deficit was $582,364 as of March 31, 2014. Stockholder’s deficit consisted of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $791,884, net of issuance costs, beneficial conversion feature associated with convertible note of $864,604, warrants issued for research and development of $174,160, stock and options issued for services of $2,751,568 and shares issued for patent rights totaling $6,600 offset by the deficit accumulated during the development stage of $5,185,080 at March 31, 2014.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $7,114 in the nine months ending March 31, 2014 resulting from cash used in operating activities of $743,918, offset partially by cash provided by financing activities of $751,032.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2014	2013

Cash at beginning of period	$8	$4,185
Net cash used in operating activities	(743,918)	(230,976)
Net cash provided by financing activities	751,032	255,500
Cash at end of period	$7,122	$28,709

Cash Flows from Operating Activities – For the nine months ended March 31, 2014, net cash used in operations was $743,918 compared to net cash used in operations of $230,976 for the nine months ended March 31, 2013. Net cash used in operations was primarily due to a net loss of $2,399,051 for the nine months ended March 31, 2014, stock issued for services of $1,113,950, warrants issued for research and development of $65,660, amortization of stock compensation related to stock options of $184,875, accretion of debt discount of $307,676, and the changes in operating assets and liabilities of $17,028, primarily due to the decrease accounts payable and prepaid expenses.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine months ending March 31, 2014 was $751,032, compared to net cash provided of $255,500 in the same period in 2013. The increase in net cash provided by financing activities was mainly due to proceeds from notes payable to stockholders of $781,220, an increase of $507,720 over the same period in the prior year.

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

Short Term Note Payable

On June 30, 2013, we converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. As of March 31, 2014, the outstanding balance of the related party payables is $66,947. We have agreed to extend the terms of these notes.

On January 18, 2013, we converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, we converted $219,700 of related party notes payable to equity. As of March 31, 2014, the outstanding balance of the related party notes payable is $113,000. We are currently in default and are in discussions with the noteholder to restructure the terms of the note.

Long Term Note Payable

The following Table summarizes the long term notes payable:

Notes	Date	Amount	Type Notes

CN #1	June 14, 2013	$25,000	Convertible Note Payable
CN #2	September 16, 2013	12,500	Convertible Note Payable
CN #3	November 11, 2013	10,000	Convertible Note Payable
CN #4	February 26, 2014	1,245,000	Consolidated Convertible Note Payable
CN #5	March 7, 2014	10,000	Convertible Note Payable
CN #6	March 14, 2014	100,000	Convertible Note Payable
	Total Convertible Notes	1,402,500
	Debt Discount	(414,997)
	Total Long Term Liability	987,503

Convertible Note Payable

(CN #6) On March 14, 2014, we entered into an unsecured $100,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures March 2016, accrues interest at 7.5% per annum beginning April 1, 2014, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

(CN #5) On March 7, 2014, we entered into an unsecured $10,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures March 2016, accrues interest at 7.5% per annum beginning April 1, 2014, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

(CN #3) On November 11, 2013, we entered into an unsecured $10,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures November 11, 2015, accrues interest at 7.5% per annum beginning December 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $10,000, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the. We used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

(CN #2) On September 16, 2013, we entered into an unsecured $12,500 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures September 2015, accrues interest at 7.5% per annum beginning October 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $12,500, which was recorded as a debt discount against the face amount of the Note, which is being accreted to interest expense over the 24 month term of the Note. We used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

(CN #1) On June 4, 2013, we entered into an unsecured $25,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures June 2015, accrues interest at 8.0% per annum beginning July 1, 2013, is convertible into shares of our common stock at $0.50 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Consolidated Convertible Note Payable

The following Table summarizes the consolidated notes payable:

Notes	Date	Amount	Consolidated Notes	Additional Funds

CCN #1	July 31, 2011	$60,000	Not a consolidation note	$
CCN #2	October 13, 2011	100,000	Not a consolidation note
CCN #3	February 1, 2012	80,000	Not a consolidation note
CCN #4	June 12, 2012	75,000	Not a consolidation note
CCN #5	June 18, 2012	240,000	Notes 1, 2, 3		-
CCN #6	July 25, 2012	100,000	Not a consolidation note
CCN #7	August 30, 2012	60,000	Not a consolidation note
CCN #8	November 1, 2012	235,000	Notes 4, 6, 7
CCN #9	December 27, 2012	10,000	Not a consolidation note
CCN #10	March 14, 2013	600,000	Notes 5, 8, 9 plus additional funds		115,000
CCN #11	July 10, 2013	120,000	Not a consolidation note
CCN #12	August 13, 2013	50,000	Not a consolidation note
CCN #13	October 16, 2013	970,000	Notes 10, 11, 12 plus additional funds		200,000
CCN #14	December 20, 2013	200,000	Not a consolidation note
CCN #15	February 26, 2014	1,245,000	Notes 13, 14 plus additional funds		75,000

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

(CN #4) (CNN #15) On February 26, 2014, we entered into an unsecured $1,245,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing CNN #13 and CNN #14 Promissory and Convertible Notes totaling $1,170,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. We received additional funds totaling $75,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures February 2016, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.15 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $415,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature.

(CNN #14) On December 20, 2013, we entered into an unsecured $200,000 promissory note with a stockholder. The terms of the note have not been negotiated. On February 26, 2014 we structured the terms of the note with the noteholder as described above.

(CNN #13) On October 15, 2013, we entered into an unsecured $970,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing CNN #10, CNN #11 and CNN #12 Promissory and Convertible Notes totaling $770,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. We received additional funds totaling $200,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures October 2015, accrues interest at 7.5% per annum beginning November 1, 2013, is convertible into shares of our common stock at $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. In addition, we issued to the holder 500,000 shares of our common stock (See Note 7). The Consolidation Note had a beneficial conversion feature valued at $970,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which is being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On February 26, 2014 we restructured the terms of the note with the noteholder as described above. The unamortized debt discount of $767,915 was offset against additional paid-in capital.

(CNN #12) On August 13, 2013, we entered into an unsecured $50,000 promissory note with a stockholder. On October 15, 2013 we structured the terms of the note with the noteholder as described above.

(CNN #11) On July 10, 2013, we entered into an unsecured $120,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the Note, it was scheduled to mature in July 2015, accrued interest at 7.5% per annum beginning July 1, 2013, was convertible into shares of our common stock at $0.20 per share but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Note had a beneficial conversion feature valued at $120,000, which was recorded as a debt discount against the face amount of the Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 we restructured the terms of the note with the noteholder as described above. The unamortized debt discount of $107,500 was offset against additional paid-in capital.

(CNN #10) On March 14, 2013, we entered into an unsecured $600,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note was a consolidation of the foregoing CNN #5, CNN #8 and CNN #9 Promissory and Convertible Notes totaling $485,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of the Consolidation Note until paid. We received additional funds totaling $115,000 under the Consolidation Note. Under the terms of the Consolidation Note, it was scheduled to mature in July 2014, accrued interest at 7.5% per annum beginning March 1, 2013, was convertible into shares of our common stock at $0.30 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $400,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 17 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On October 15, 2013 we restructured the terms of the note with the noteholder as described above. The unamortized debt discount of $235,294 was offset against additional paid-in capital.

(CNN #9) On December 27, 2012, we entered into an unsecured $10,000 promissory note with a stockholder. On March 14, 2013 we structured the terms of these notes with the noteholder as described above.

(CNN #8) On November 1, 2012, we entered into an unsecured $235,000 principal amount consolidation promissory note with a non-affiliate stockholder. The Consolidation Promissory Note is a consolidation of the foregoing CNN #4, CNN #6 and CNN #7 promissory notes totaling $235,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Promissory Note until paid. We did not receive additional funds under the Consolidation Promissory Note, as it was a consolidation of prior notes owed to Noteholder. Under the terms of the Consolidation Promissory Note, it matured January 31, 2013, and accrued interest at 7.5% per annum beginning November 1, 2012. On March 14, 2013 we restructured the terms of these notes with the noteholder as described above.

(CNN #7) On August 30, 2012, we entered into an unsecured $60,000 promissory note with the same stockholder. The terms of the note had not been negotiated as of the date of issuance. On November 1, 2013 we restructured the terms of these notes with the noteholder as described above.

(CNN #6) On July 25, 2012, we entered into an unsecured $100,000 promissory note with the same stockholder. This note matured on September 30, 2012 and accrued interest at seven and one-half (7.5) percent per annum at maturity. On November 1, 2013 we restructured the terms of these notes with the noteholder as described above.

(CNN #5) On June 18, 2012, we entered into a $240,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the foregoing CNN #1, CNN #2 and CNN #3 Promissory and Convertible Notes totaling $240,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. We did not receive additional funds under the consolidation note, as it was a consolidation of prior notes owed to Noteholder, but Noteholder has loaned we an additional $245,000 under the terms of separate promissory notes (non-convertible), as described above. Under the terms of the Consolidation Note, it was scheduled to mature June 2014, accrued interest at 6% per annum beginning July 1, 2012, was convertible into shares of our common stock at $0.32 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. The Consolidation Note had a beneficial conversion feature valued at $135,000, which was recorded as a debt discount against the face amount of the Consolidation Note, which was being accreted to interest expense over the 24 month term of the Consolidation Note. We used a recent sale of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature. On March 14, 2013 we restructured the terms of these notes with the noteholder as described above. The unamortized debt discount of $83,000 was offset against additional paid-in capital.

(CNN #4) On June 12, 2012, we entered into an unsecured $75,000 principal amount promissory note with a stockholder. This note, as amended, matured on September 30, 2012 and accrued interest beginning on the maturity date at 7.5% per annum. We determined that imputed interest on the note for the period from the issuance date to maturity is immaterial to the financial statements. On November 1, 2013 we restructured the terms of these notes with the noteholder as described above.

(CNN #3) On February 1, 2012, we entered into an unsecured $80,000 promissory note with the same stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum. On June 18, 2012 we restructured the terms of these notes with the noteholder as described above.

(CNN #2) On October 13, 2011, we entered into a $100,000 convertible note (“Convertible Note”) with the same stockholder. The Convertible Note matured on April 13, 2012, accrued interest at six (6) percent per annum, the holder was entitled to convert at $0.32 per share into our common stock. On June 18, 2012 we restructured the terms of these notes with the noteholder as described above.

(CNN #1) On July 31, 2011, we entered into an unsecured $60,000 promissory note with a stockholder. This note matured on April 13, 2012 and accrued interest at six (6) percent per annum at maturity. On June 18, 2012 we restructured the terms of these notes with the noteholder as described above.

Accrued interest on all notes payable to stockholders at March 31, 2014 totaled $99,769 and is included in related party payables.

Equity Financing

In addition to the foregoing issuances of stock for the purpose of raising capital, we have also issued 5,050,952 shares of common stock to individuals as payment for consulting services, related party notes and interest payable, financing fees and outstanding accounts payable invoices. These issuances occurred during the last two fiscal years. The aggregate Fair Market Value of these shares was $2,085,393. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had a deficit accumulated during the development stage of $5,185,080 and $2,786,029 at March 31, 2014 and June 30, 2013, respectively, and had a net loss of $2,399,051 and $522,274 for the nine months ended March 31, 2014 and 2013, respectively, and net cash used in operating activities of $743,918 and $230,976 for the nine months ended March 31, 2014 and 2013, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended March 31, 2014, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2014, we issued 150,000 shares of common stock to individuals as payment for an outstanding accounts payable invoice. The aggregate Fair Market Value of these shares was $22,500 as the agreed price was $0.15 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On April 7, 2014, we issued 1.17 million shares of common stock to individuals as payment for consulting services per contracts dated January, February and March 2014. The aggregate Fair Market Value of these shares was $212,300 as the fair market value of the stock was $0.15 and $0.19 per share, respectively. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On March 14, 2014, we issued an unsecured $100,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures March 2016, accrues interest at 7.5% per annum beginning April 1, 2014, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On March 7, 2014, we issued an unsecured $10,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the note, it matures March 2016, accrues interest at 7.5% per annum beginning April 1, 2014, is convertible into shares of our common stock at $0.20 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On February 26, 2014, we issued an unsecured $1,245,000 principal amount convertible promissory note with a non-affiliate stockholder. The note was a consolidation of certain previously issued promissory and convertible Notes totaling $1,170,000 with the same noteholder. Such prior notes were voided as a result, however, the accrued interest on such notes was still owed and included with the accrued interest of this consolidation note until paid. We received additional funds totaling $75,000 under this consolidation note. Under the terms of the consolidation note, it matures February 2016, accrues interest at 7.5% per annum beginning March 1, 2013, is convertible into shares of our common stock at $0.15 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 2014, we completed the solicitation of votes of stockholders. In order to save the expense associated with the holding a special meeting of the Company’s stockholders, the Board of Directors elected to obtain stockholder approval of the Proposals without holding a meeting of the stockholders. Up for consideration by the stockholders were five proposals submitted by our Board of Directors.

The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes withheld and the number of votes voted for this proposal:

Name	Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Shares Voted	% of Total Shares Outstanding

Gerald A. Deciccio	19,132,902	600	8,328,854	27,462,356	52.80%
Eric A. Clemons	19,133,402	100	8,328,854	27, 462,356	52.80%
Wesley D. Tate	19,133,002	500	8,328,854	27, 462,356	52.80%

The second proposal up for consideration involved the approval and amendment of our Articles of Incorporation to change the Company's name to Cerebain Biotech Corp. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Shares Voted	% of Total Shares Outstanding
27,642,256	100	-	27, 462,356	75.79%

The third proposal up for consideration involved the amendment of our Articles of Incorporation to effectuate a reverse split of the Company's common stock at a ratio of 1-for-10. Set forth below are the number of votes for, against, abstain and the number of votes voted for this proposal:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Shares Voted	% of Total Shares Outstanding
27,329,056	131,500	1,800	27462,356	75.43%

The fourth proposal up for consideration involved the Approval of the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan. Set forth below are the number of votes for, against, abstain and the number of votes voted for this proposal:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Shares Voted	% of Total Shares Outstanding
18,931,802	201,700	8,328,854	27, 462,356	52.25%

The fifth proposal involved ratifying the appointment of Hartley Moore Accountancy Corporation as the independent registered public accountants firm of the Company for the fiscal year ending June 30, 2014. Set forth below are the number of votes for, against, abstain and the number of votes voted for this proposal:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Shares Voted	% of Total Shares Outstanding
27,462,356	-	-	27,462,356	75.79%

As a majority of the shareholders voted in favor of the above proposals, the proposals were duly approved and authorized by the stockholders of the Company. Where applicable our management will seek to effect the approved actions in the near future.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Discount Dental Materials, Inc., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Discount Dental Materials, Inc., a Nevada corporation

10.1 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Discount Dental Materials, Inc. and the shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Discount Dental Materials, Inc. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Biotech Corp. and certain shareholders of Discount Dental Materials, Inc. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Biotech Corp. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25*	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

14 (1)	Code of Ethics of Discount Dental Materials, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File

101.INS	Interactive Data File

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
*filed herewith

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.

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

Date: May 14, 2014