Form 10-K
period 2014-06-30
CEREBAIN BIOTECH CORP.
filed 2014-08-11
CIK 1453099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

CEREBAIN BIOTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54381	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

13455 Noel Road, Suite 1000 Dallas, TX 75240
(Address of principal executive offices)

949-415-7478
(Registrant’s telephone number, including area code)

Discount Dental Materials, Inc.
(Former name, address, if changed since last report)

(Former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013 is approximately $6,238,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at August 8, 2014
Common Stock, $0.001 par value	4,176,323

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CEREBAIN BIOTECH CORP.
(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

2014 ANNUAL REPORT ON FORM 10-K

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) and its wholly-owned subsidiary, Cerebain Operating, Inc. (formerly Cerebain Biotech Corp.).

As noted below, the financial disclosure in this Annual Report Form 10-K relates to the operations of Cerebain Operating, Inc., a company that is now our wholly-owned subsidiary as a result of the transactions described herein.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Cerebain Biotech” or “CBBT” refers to Cerebain Biotech Corp., a Nevada corporation (formerly Discount Dental Materials, Inc.);

•	“Commission” refers to the Securities and Exchange Commission;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Cerebain” refers to Cerebain Operating, Inc., a Nevada corporation (formerly Cerebain Biotech Corp.); and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

We were incorporated on December 18, 2007, in the State of Nevada. We are a smaller reporting biomedical company and through our wholly owned subsidiary, Cerebain Operating, Inc. (“Cerebain”), our business involves the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. Under our current plan, our products will include both a medical device solution as well as a synthetic drug solution.

On January 17, 2012, the holders of a majority of our common stock entered into a Stock Purchase Agreement with Cerebain Operating, Inc., a Nevada corporation, under which Cerebain Operating, Inc. agreed to purchase an aggregate of 380,000 shares of our common stock from those shareholders in exchange for $296,000. These shares represented approximately 90% of our outstanding common stock at the time of the transaction (after taking into account the cancellation of 600,000 shares of our common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein). The transaction closed February 9, 2012. Concurrently with the close of the transaction, we closed a transaction with the shareholders of Cerebain whereby we issued 455,680 shares of our common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock. In addition, concurrent with these two transactions, we closed a transaction with our primary shareholder, Mr. R. Douglas Barton, whereby we sold all of our then-existing assets to Mr. Barton in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 600,000 shares of our common stock. The shares were returned by Mr. Barton and were cancelled on our books on February 9, 2012.

As a result of these transactions: (i) Cerebain Operating, Inc. became our wholly-owned subsidiary, (ii) all of our officers and one of our directors resigned immediately, and we appointed one new director and retained new executive officers; and (iii) we changed our business focus from one selling disposable dental supply products at discount prices over the Internet to one focusing on researching, developing, and testing medicinal treatments utilizing Omentum under a patent Cerebain licenses from Dr. Surinder Singh Saini, MD.

On April 15, 2014, we completed the solicitation of votes of stockholders. A majority of our shareholders voted to amend our Articles of Incorporation to change our name to Cerebain Biotech Corp. As a result of this action, we changed the name of our wholly-owned subsidiary to Cerebain Operating Inc. In addition, a majority of our shareholders voted to amend our Articles of Incorporation to effectuate a reverse split of our common stock at a ratio of 1-for-10 and approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan. The shares of our common stock and our financial information presented in this 2014 Annual Report on Form 10K are adjusted to reflect the reverse split of our common stock.

Our only operations are conducted through our wholly-owned subsidiary, Cerebain Operating, Inc. The term “we” as used throughout this document refers to Cerebain Biotech Corp. and our wholly-owned subsidiary, Cerebain Operating, Inc

In accordance with our current business plan the testing, research and development of both a medical device solution as well as a synthetic drug solution are underway, and we have contracted with certain third party companies to research, develop, and test certain products that could be used to treat dementia utilizing Omentum. We have also contracted with various individuals to facilitate the introduction of the company to medical device testing organizations in overseas locations including Poland, China and Uzbekistan for the purpose of testing our medicinal treatments utilizing Omentum. Our management anticipates that we may form subsidiaries and affiliates to develop different drugs based on the intellectual property. Although we have contracted with a firm to research, develop and test products that could be used to treat dementia utilizing Omentum, in order to fully execute on that agreement, as well as hire one or more firms to research, develop and test medicinal treatments utilizing Omentum, we will need to raise additional funds. There can be no assurance that further research and development will validate and support the results of our preliminary research and studies. Further, there can be no assurance that the necessary regulatory approvals will be obtained or that we will be able to develop commercially viable products on the basis of our technologies.

General

Description of Patent License Agreement

On June 10, 2010, we entered into a Patent License Agreement with Dr. Surinder Singh Saini, MD, under which we acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement we paid rights fees of $50,000 to Dr. Saini, and we issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. As a result Dr. Saini became our largest shareholder. In addition, Dr. Saini has the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

Through June 30, 2014, we paid legal fees totaling $30,217 and rights fees of $100,000 related to the patent. Rights fees of $50,000 were incurred during the year ended June 30, 2014, legal fees totaling $2,917 and $27,300 was incurred during each of the years ended June 30, 2013 and 2012, respectively.

Overview of Dementia and Alzheimer’s Disease

Dementia (taken from Latin, originally meaning "madness") is generally referred to as a serious loss and/or decline of human brain function. The areas of brain function affected by dementia include memory, attention, language, problem solving and emotion. Dementia is generally considered as a progressive and non-reversible condition. Alzheimer’s disease is the most common form of dementia. Alzheimer’s disease is an age-related, non-reversible brain disorder that develops over a period of years. Initially, people experience memory loss and confusion, which may be mistaken for the kinds of memory changes that are sometimes associated with normal aging. However, the symptoms of Alzheimer’s disease gradually lead to behavior and personality changes, a decline in cognitive abilities such as decision making and language skills, and problems recognizing family and friends. Alzheimer’s disease ultimately leads to a severe loss of mental functions. These losses are related to the worsening breakdown of the connections between certain neurons in the brain responsible for memory and learning. Neurons can’t survive when they lose their connections to other neurons. As neurons die throughout the brain, the affected regions begin to atrophy, or shrink. By the final stage of Alzheimer’s disease, damage is widespread and brain tissue has shrunk significantly.

Causes

Many scientists generally accept that one or more of the following mechanisms are responsible for dementia:

1) accumulation of toxic materials in brain cells, which leads to death of the cells;
2) reduction of certain biological factors (e.g. Acetylcholine or ACh) in a brain; and
3) loss or reduction of blood flow in the brain.

Neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, are the most common causes of dementia. Dementia can also be due to a stroke. In most circumstances, the changes in the brain that are causing dementia cannot be controlled or reversed.

Statistics

▪ Affected population worldwide

According to the 2010 World Alzheimer Report, in 2010 about 35 million people had dementia worldwide. The report stated that this figure is likely to nearly double every 20 years, to nearly 66 million in 2030 and 115 million in 2050.

According to the Alzheimer’s Association 2014 Alzheimer’s Disease Facts and Figures, an estimated 5.2 million Americans have Alzheimer's disease in 2014, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. Almost two-thirds of American seniors living with Alzheimer's are women. Of the 5 million people age 65 and older with Alzheimer's in the United States, 3.2 million are women and 1.8 million are men. The number of Americans with Alzheimer's disease and other dementias is predicted to escalate rapidly in coming years as the baby boom generation ages. By 2050, the number of Americans age 65 and older with Alzheimer's disease may nearly triple, from 5 million to as many as 16 million, barring the development of medical breakthroughs to prevent, slow or stop the disease.

▪ Cost

According to the 2010 World Alzheimer Report, the global cost of care for dementia will likely exceed $604 billion in 2010, or 1 percent of the world's gross domestic product (GDP). These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase dramatically as the affected population of dementia increases.

According to the Alzheimer’s Association 2014 Alzheimer’s Disease Facts and Figures, unpaid caregivers are primarily immediate family members, but they may be other relatives and friends. In 2013, 15.5 million family and friends provided an estimated 17.7 billion hours of unpaid care, a contribution to the nation valued at over $220 billion. Eighty percent (80%) of care provided in the community is provided by unpaid caregivers (most often family members), while fewer than ten percent (10%) of older adults receive all of their care from paid caregivers.

▪ Cost to Nation

According to the Alzheimer’s Association 2014 Alzheimer’s Disease Facts and Figures, Alzheimer’s disease is the most expensive condition in the nation. In 2014, the direct costs to American society of caring for those with Alzheimer's will total an estimated $214 billion, including $150 billion in costs to Medicare and Medicaid. Despite these staggering figures, Alzheimer's will cost an estimated $1.2 trillion (in today's dollars) in 2050. Nearly one in every five dollars spent by Medicare is on people with Alzheimer's or another dementia. The average per-person Medicare spending for those with Alzheimer's and other dementias is three times higher than for those without these conditions. The average per-person Medicaid spending for seniors with Alzheimer's and other dementias is 19 times higher than average per-person Medicaid spending for all other seniors. The financial toll of Alzheimer's on families rivals the costs to Medicaid. Total Medicaid spending for people with Alzheimer's disease is $37 billion and out-of-pocket spending for individuals with Alzheimer's and other dementias is estimated at $36 billion.

Current Approaches to Treating Dementia

Currently, there is no cure for dementia. Certain drugs relieve some of the disease mechanisms (primarily the causes listed as #1 and #2, above) and are often used early in the course of the disease; however, their effects in long-term progression of the disease condition are still unclear. A majority of management of dementia generally focuses on providing emotional and physical support to a patient during the progression of the disease from caregivers or in facilities. While such support is important and necessary to a patient, it is irrelevant to treatment of the disease. Accordingly, an effective method of treatment which may be able to delay the progression of the disease and/or recover damaged brain cells does not presently exist and remains a great need.

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

Principal Products and Services

Our Products

Dr. Saini is the inventor of U.S. Patent Application No. 13/849,014, derived from Patent Applications No. 12/361,808 and No. 13/309,468, and its foreign counterparts in Europe and Japan. He is one of our founders and a medical advisor to the company. As a practicing physician he is a gastrointestinal specialist, and often needs to apply a gastrostomy tube to an abdominal area of a patient for surgical procedures. In some cases when a patient having dementia underwent such surgery, Dr. Saini observed that some of symptoms of dementia became noticeably improved for at least 24 hours or longer after the surgery. These observations led Dr. Saini to a hypothesis that stimulation of Omentum can improve conditions related to dementia and such improvement may occur because the stimulation of Omentum induces production and/or secretion of some biological agent(s) that can improve such conditions.

Based on these observations, Dr. Saini conducted intensive studies that led to the discovery of a potential breakthrough in the treatment of Alzheimer’s Disease. These breakthroughs are described in Dr. Saini’s pending patent applications, which we have licensed from Dr. Saini under the patent license agreement. More particularly, the pending patent applications describe in detail a variety of methods of isolating several biological agents from the Omentum and testing the agents for their activity in treating dementia conditions. The isolation and identification of active biological agents can be done with the Omentum tissue obtained from a patient or grown in a petri-dish. Accordingly, methods of producing the Omentum tissue, possibly on a large scale, are included in the applications.

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

Currently, Dr. Saini has been conducting a series of scientific experiments with other experts in the research area to prove the efficacy and applicability of the above-listed treatment methods.

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

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos on September 24, 2012 to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 65,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase. To date, Sonos has been issued 325,000 restricted shares of the company’s stock, 25,000 warrants to purchase the company’s stock and paid approximately $154,000.

On April 1, 2014, we entered into an addendum to the agreement with Sonos. The addendum stipulated Sonos shall receive 325,000 restricted shares of the company’s common stock for services to be provided to the company. The company recognized a prepaid expense of $487,500, of which $121,875 has been expensed to research and development in 2014. Specific services to be provided shall be those services originally identified in the Sonos Agreement as Phase 5 – Testing of the device, Phase 6 – Refinements, changes and CAD modeling updates of the design, and Phase 7- Production of or make changes to the device as necessary. The warrants that were to be issued for Phase 4 will not be issued and are hereby null and void. In addition, we committed to pay Sonos up to One Million Dollars ($1,000,000) for research and development costs. Costs will be recognized when incurred.

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

Industry Overview

As noted above, according to the 2010 World Alzheimer Report, in 2010 approximately 35 million people have dementia worldwide. With regard to Alzheimer's disease which is the main cause of dementia, there are about 5.2 million Americans who have already been diagnosed with Alzheimer's disease and about 1,000 new cases of the disease are diagnosed daily in the United States. The global cost of care for dementia exceeded $604 billion year, or 1 percent of the world's gross domestic product (GDP) according to the 2010 World Alzheimer Report. These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase drastically as the affected population of dementia increases.

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

Liability and Insurance

We currently do not maintain a general liability insurance policy. However, we plan to obtain general liability insurance policy in advance of releasing products. We believe that our anticipated insurance coverage will be adequate for the types of products and services that may be marketed in the near future. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage, or increased coverage, will be available in the future at a reasonable cost.

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

Employees and Contractors

As of the date of this filing, we have 2 employees and 18 independent contractors. Both of our employees have agreed to defer their annual salaries and accept a consulting fee in the same amount.

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

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings.

Risks Related to Business Operations

We have a limited operating history and historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. We were incorporated in Nevada on December 18, 2007. All of our operations are conducted through Cerebain, our wholly-owned subsidiary, which also has a limited operating history. However, as a result of the agreement with Sonos described herein, and the continuing scientific experiments being conducted by Dr. Surinder Singh Saini, MD to research, develop and test medicinal treatments for dementia utilizing omentum, we have started operations.. Our only significant asset is our rights under that certain Patent License Agreement with Dr. Surinder Singh Saini, MD, dated June 10, 2010. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

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

Our financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTC Bulletin Board under the symbol “.CBBT” There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

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

Due to anticipated growth, we are in the process of looking in various locations for new space for our headquarters and customer service operations. We believe that we will be able to locate such space on reasonable rates and terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “CBBT.” We were listed on September 19, 2011. There are 4,176,323 shares outstanding. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Fiscal Year ended June 30, 2014
	High	Low
First Quarter	$12.90	$5.00
Second Quarter	$6.50	$1.60
Third Quarter	$3.20	$1.60
Fourth Quarter	$1.30	$3.25

	Fiscal Year ended June 30, 2013
	High	Low
First Quarter	$26.50	$10.10
Second Quarter	$22.50	$1.60
Third Quarter	$12.40	$4.00
Fourth Quarter	$10.50	$5.90

(b) Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on June 30, 2014 was 112. Many of the shares of our common stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

On April 15, 2014, shareholders of the company approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan. As of June 30, 2014, no stock grants or options have been awarded.

Recent Sales of Unregistered Securities

We entered into various stock purchase agreements with third parties between April and May of 2014, under which we issued 20,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In April and June 2014 we issued 533,203 shares of common stock to various individuals as payments for related party notes and interest payable, retention bonus, outstanding accounts payable invoice, consulting services and research and development services. The aggregate Fair Market Value of these shares was $816,123 as the agreed price was between $1.10 and $1.90 per share. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Limited Operating History; Need for Additional Capital

There is very limited historical financial information about us on which to base an evaluation of our performance. We are a smaller reporting company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Overview

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes the following sections:

●	Results of Operations

●	Liquidity and Capital Resources

●	Capital Expenditures

●	Fiscal Year End

●	Going Concern

●	Critical Accounting Policies

●	Recent Accounting Pronouncements

●	Off-Balance Sheet Arrangements

●	Inflation

Results of Operations

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Revenue

For the fiscal years ended June 30, 2014 and June 30, 2013, we did not generate any revenues.

Operating expenses

Operating expenses increased by $1,718,374, or 150.1%, to $2,863,228 in the fiscal year ended June 30, 2014 from $1,144,854 in the fiscal year ended June 30, 2013 primarily due to increases in marketing costs, research and development costs, consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Operating expenses for the fiscal year ended June 30, 2014 were comprised of marketing costs of $171,638, $1,847,126 in consulting services costs primarily paid through the issuance of our common stock, research and development costs of $349,035, compensation expense of $255,750, professional fees of $147,191, travel costs of $84,289, and other operating expenses.

Operating expenses for the fiscal year ended June 30, 2013 were comprised of $545,985 in consulting services costs, research and development costs of $108,500, legal and audit costs of $85,801, compensation expense of $246,500, travel costs of $116,873, and other operating expenses.

Other income (expenses)

Other expense increased by $318,101, or 169.7%, to $505,471 in the fiscal year ended June 30, 2014 from $187,370 in the fiscal year ended June 30, 2013 primarily related to interest expenses and the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2014 and in the previous fiscal year ending June 2013.

Net loss before income taxes

Net loss before income taxes for the fiscal year ended June 30, 2014 totaled $3,368,699 primarily due marketing, consulting services costs, legal, accounting and other professional fees, loan interest and amortized costs expense, research and development costs, compensation expense, employee expense and travel costs compared to $1,332,224 for the fiscal year ended June 30, 2013 primarily due to research and development costs, consulting services costs, compensation expense, legal and accounting costs, and travel costs.

Assets and Liabilities

Assets were $829,880 as of June 30, 2014. Assets consisted of cash of $1,688, prepaid expense of $694,292, and patent rights of $133,900. Liabilities were $1,623,735 as of June 30, 2014. Liabilities consisted primarily of accounts payable of $421,209, related party notes payable of $144,153, and convertible notes to stockholders, net of debt discount of $1,058,373.

Stockholders’ Deficit

Stockholders’ deficit was $793,855 as of June 30, 2014. Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $821,686, net of issuance costs, beneficial conversion feature associated with convertible note of $949,813, shares associated with warrants, options and issuances for services of $3,568,874 and shares issued for patent rights totaling $6,600, offset primarily by the deficit accumulated during the development stage of $6,154,729 at June 30, 2014.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $1,680 in the fiscal year ending June 30, 2014 resulting from cash provided by financing activities of $876,032, offset partially by cash used in operating activities of $874,352.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Fiscal Year Ended June 30,
	2014	2013

Cash at beginning of period	$8	$4,185
Net cash used in operating activities	(874,352)	(298,677)
Net cash used in investing activities	-	-
Net cash provided by financing activities	876,032	294,500
Cash at end of period	$1,688	$8

Cash Flows from Operating Activities – For the fiscal year ending June 30, 2014, net cash used in operations was $874,352 compared to net cash used in operations of $298,677 for the fiscal year ending June 30, 2013. Net cash used in operations was primarily due to a net loss of $3,368,699 for fiscal year ending June 30, 2014, accretion of debt discount of $363,755, stock issued for services of $1,581,408, the issuance of warrants for $65,660, and issuance of options for $246,500.

Cash Flows from Investing Activities – Net cash flows used in investing activities was $0 in the fiscal year ending June 30, 2014, compared to net cash used in investing activities of $0 in the same period in 2013.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the fiscal year ending June 30, 2014 was $876,032, compared to net cash provided of $294,500 in the same period in 2013. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock, net of offering costs, and proceeds from notes payable to shareholders.

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

Fiscal Year End

Cerebain and Cerebain Biotech each has a June 30 fiscal year end.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended June 30, 2014. We had a deficit accumulated during the development stage of $6,154,728 and $2,786,029 at June 30, 2014 and 2013, respectively, and had a net loss of $3,368,699 for the fiscal year ending June 30, 2014 and $1,332,224 for the fiscal year ended June 30, 2013, and net cash used in operating activities of $874,352 for the fiscal year ending June 30, 2014 and $298,677 for the fiscal year ended June 30, 2013, with no revenue earned since inception.

While we are commencing operations and attempting to generate revenues, our cash position will not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate revenues, and successfully borrow money or sell our securities for cash.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and have elected to implement accounting pronouncement #2014-10. The impact of this change to our financial statements affects the inception to date disclosures and the accompanying notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

●	liquidity or market risk support to such entity for such assets;

●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

●
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

The following table sets forth our current contractual obligations as of June 30, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$1,502,500	$47,500	$1,455,000	-	-
Operating Leases	$3,576	$1,639	$1,937	-	-
Total	$1,506,076	$49,139	$1,456,937	-	-

Inflation

Management believes that inflation has not had a material effect on our results of operations.

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

There have been no events required to be reported under this Item.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended June 30, 2014, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There have been no events required to be reported under this Item.

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

Name	Age	Position(s)

Eric Clemons	43	President and a Director
Wesley Tate	51	Chief Financial Officer, Secretary and a Director

Eric Clemons

Prior to joining Cerebain Biotech Corp., from 1997 until 2010, Mr. Clemons served as President and Chief Operating Officer for GTC Telecom Corp, a publicly-traded Nevada Corporation that operated in Costa Mesa, California. The company provided telecommunication services, including long distance telephone services, calling card services and various Internet related services including Internet Service Provider access and Web Page Hosting. In addition, the company developed an international subsidiary offering call center and IT support services in India. While serving in this capacity, Mr. Clemons was instrumental in growing the company’s annual revenues from $500,000 per year to over $17 million per year. In a span of 9 years, GTC Telecom generated total revenues of over $75 million dollars. Since 2010, Mr. Clemons has been providing management and financial consulting services to small-to-mid sized public companies.

Wesley Tate

Prior to joining Cerebain Biotech Corp., Mr. Tate was the owner of Strategic Business Associates, a Tennessee company providing consulting services to start-up and small companies, assisting with the inception of an idea through growing a successful business. Prior to starting his own company, Mr. Tate served as the Chief Financial Officer for HST Global, Inc., a Bio-Technology Development Stage Company located in Hampton, VA. Mr. Tate also served as the Director of Operations for The Health Network, Inc., a Health and Wellness company located in Hampton, VA. Other positions include Executive Vice President and Chief Operating Officer for InnerLight Inc. located in Provo, Utah, Director of Finance for Beverly Sassoon and Co. in Boca Raton, Florida and Finance Director for Strategic Telecom Systems in Knoxville Tennessee. Wes has spent over 15 years overseeing all financial and operational responsibilities for companies in a variety of industries including bio-technology, pharmaceutical, health care, construction and telecommunications. Mr. Tate received his Bachelor of Science degree from the University of Tennessee, Knoxville, with majors in Finance and Psychology, and earned his Masters of Business Administration from the University of Tennessee, Knoxville, with concentrations in finance and management. Wes served his country in the United States Army.

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

During the most recent fiscal year, to the best of our knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Eric Clemons	2	2	0
Wesley Tate	2	2	0
Gerald A. DeCiccio	0	0	0

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

Item 11. Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Eric Clemons, our President, Wesley Tate, our Chief Financial Officer and Secretary, Gerald DeCiccio, our former President and Chief Executive Officer, Chief Financial Officer and Secretary, R. Douglas Barton, our former President, Chief Executive Officer and Chief Financial Officer, and James Barton, our former Vice President and Secretary for all services rendered in all capacities to us in fiscal years ended June 30, 2014, 2013 and 2012.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the fiscal years ended June 30, 2014, 2013 and 2012.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Eric Clemons	2014	$156,574	$0	$59,000	$215,574
President	2013	$12,265	$10,000	$0	$22,265

Wesley Tate	2014	$93,625	$0	$0	$93,625
CFO and Secretary	2013	$18,034	$0	$0	$18,034

Gerald DeCiccio (1) (2)	2014	$0	$0	$0	$0
Former President and	2013	$21,080	$0	$0	$21,080
Chief Executive Officer	2012	$28,730	$0	$0	$28,730

R. Douglas Barton (3)	2014	$0	$0	$0	$0
Former CEO, CFO and	2013	$0	$0	$0	$0
COA	2012	$0	$0	$0	$0

James Barton (3)	2014	$0	$0	$0	$0
Former VP and Secretary	2013	$0	$0	$0	$0
	2012	$0	$0	$0	$0

(1) On February 9, 2012, we acquired Cerebain in a reverse acquisition transaction and, in connection with that transaction, Mr. DeCiccio was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. DeCiccio resigned from these officer positions in January 2013.

(2) Includes amounts paid to Mr. DeCiccio by Cerebain. During Cerebain’s fiscal years ended June 30, 2013 and 2012 Cerebain paid Mr. DeCiccio $21,080 and $28,730, respectively.

(3) R. Douglas Barton and James Barton resigned as executive officers of the Company, effective February 9, 2012.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended June 30, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eric Clemons	40,000	60,000	-0-	5.00	2023	-0-	-0-	-0-	-0-

Wesley Tate	20,000	30,000	-0-	5.00	2023	-0-	-0-	-0-	-0-

Gerald A. DeCiccio (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

R. Douglas Barton (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

James Barton (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
___________________
(1)	Former executive officer.

Employment Agreements

On June 15, 2013, we entered into an employment agreement with Eric Clemons. Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for CBBT consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. In addition, we also will issue Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. Mr. Clemons has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

On June 15, 2013, we entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, we also will issue Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On April 1, 2014, we entered into an addendum to this agreement in which Mr. Tate was issued stock in the amount of 25,000 CBBT common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company. The Company recorded the $37,500 value of the shares issued as a prepaid expense and will amortize the expense associated with this issuance over a twelve month period. For the fiscal year ended June 30, 2014, the company has recognized an expense of $9,375 associated with this issuance. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

Compensation of Directors

On June 1, 2013, we entered into a consulting agreement with Gerald DeCiccio. Under the terms of the agreement, Mr. DeCiccio was paid a cash retainer of $5,000 per quarter, payable at the beginning of a quarter; $1,000 per major committee meeting as contemplated in the respective committee charter, payable at the beginning of the subsequent quarter; $2,500 per quarter, payable at the beginning of a quarter, for Chairman of the Audit Committee; and $1,000 per quarter, payable at the beginning of a quarter, for Chairman of any other board committee. In addition, he was also issued 10,000 CBBT common restricted shares annually. The first issuance of 10,000 shares was on the Effective Date of his Agreement and each year on January 1 thereafter. These shares were fully vested on the date issued. On August 30, 2013, we entered into an addendum to this agreement in which Mr. DeCiccio was entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. Mr. DeCiccio resigned as a director of the company, effective June 10, 2014.

The following represents a summary of the Equity Compensation grants and options awards outstanding at June 30, 2014 and changes during the years then ended:

2014
	Grants and Options	Average Exercise Price
Outstanding June 30, 2013	-	$-
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2014	-	$-
Exercisable at June 30, 2014	-	$-
Expected to be vested	-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of June 30, 2014 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Eric Clemons (3) (5)	268,062		6.42%

Wesley Tate (3) (6)	92,203		2.21%

Dr. Surinder Singh Saini, MD	825,000		19.75%

Teg S. Sandhu	761,250		18.23%

Sonos Models, Inc.(7)	350,000		8.38%

Brad Vroom	425,562	(4)	9.89%

All Officers and Directors as a Group (2 Persons)	360,265		8.63%
________________
(1)
Based on 4,176,323 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Cerebain Operating, Inc., 13455 Noel Road, Suite 1000, Dallas, TX 75240.

(3)	Indicates an officer and/or director of the Company.

(4)
Includes 125,562 shares of our common stock that Mr. Vroom could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Vroom to own more than 9.9% of our common stock.

(5)	Includes options to purchase 40,000 shares of common stock, at an exercise price of $5.00 per share.

(6)	Includes options to purchase 20,000 shares of common stock, at an exercise price of $5.00 per share.

(7)	Includes warrants to purchase 25,000 shares of our common stock at $2.00 per share.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

On April 15, 2014, shareholders of the company approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan. As of June 30, 2014, no stock grants or options have been awarded.

The following represents a summary of the Equity Compensation grants and options awards outstanding at June 30, 2014 and changes during the years then ended:

2014
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

Audit-Related Fees

The aggregate fees billed in 2014 by Hartley Moore Accountancy Corporation for the review of the Company’s statements included in our quarterly reports on Form 10-Q for March 31, 2014, December 31, 2013 and September 30, 2013 were $7,500.

The aggregate fees billed by Hartley Moore Accountancy Corporation for the audit of our financial statements in 2014 were $7,500.

Tax Fees

We did not incur any fees for tax services for fiscal year ended 2014.

All Other Fees

None

Item 15. Exhibits, Financial Statement Schedules.

(a)  The Exhibits listed below are filed as part of this Annual Report.

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27*	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28*	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21*	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2014 furnished in XBRL).

101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2014 furnished in XBRL).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
*	filed herewith
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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.
(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.
(12)	Incorporated by reference from our Form 8-K filed with the Commission on May 11, 2014.
(13)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cerebain Biotech Corp. a Nevada corporation

Dated: August 11, 2014	By:	/s/ Eric Clemons
Eric Clemons
President

CEREBAIN BIOTECH CORP. AND SUBSIDIARIES
(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.).:

We have audited the consolidated balance sheet of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. The entity has no revenues, has suffered recurring losses from operations and has limited cash. The Company may not have adequate readily available resources to fund operations through fiscal 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Anaheim, California
August 5, 2014

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)
CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$1,688	$8
Prepaid expenses	694,292	1,533
Total current assets	695,980	1,541

Long-term assets:
Patent rights	133,900	83,900
Total long-term assets	133,900	83,900
Total assets	$829,880	$85,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$133,200	$81,154
Related party payables	288,009	105,006
Notes payable to stockholders	-	2,000
Accrued payroll and taxes	-	12,880
Related party notes payable	144,153	424,115
Total current liabilities	565,362	625,155

Long term liabilities:
Convertible note to stockholders, net of debt discount of $444,127 and $305,882, respectively	1,058,373	319,118
Total Long term liabilities	1,058,373	319,118

Total liabilities	1,623,735	944,273

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
4,176,323 and 3,158,000 shares issued and outstanding at June 30, 2014 and 2013, respectively)	4,176	3,158
Additional paid in capital	5,356,697	1,924,039
Accumulated deficit	(6,154,728)	(2,786,029)
Total stockholders’ deficit	(793,855)	(858,832)

Total liabilities and stockholders’ deficit	$829,880	$85,441

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended June 30,
	2014	2013

Operating Expenses
Selling, general and administrative expenses	$2,342,555	$1,033,862
Research and development costs	349,035	108,500
Marketing expenses	171,638	2,135
Depreciation	-	357
Total operating expenses	2,863,228	1,144,854
Other (income) expense
Accretion of debt discount	363,755	139,118
Interest Expense	141,716	48,252
Total other (income) expense	505,471	187,370
Net operating loss	(3,368,699)	(1,332,224)

Loss before income taxes	(3,368,699)	(1,332,224)
Income taxes	--	--
Net loss	$(3,368,699)	$(1,332,224)

Loss per share:
Basic and diluted loss per share	$(0.93)	$(0.43)
Basic and diluted weighted average shares outstanding	3,615,160	3,125,521

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock # of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, July 1, 2012	3,118,000	$3,118	$944,266	$(1,453,805)	$(506,421)
Shares issued for services	40,000	40	311,960		312,000
Warrants issued			108,500		108,500
Options issued			246,500		246,500
Beneficial conversion feature associated with convertible note	-		312,813		312,813
Net loss for the year	-			(1,332,224)	(1,332,224)
Balance, June 30, 2013	3,158,000	3,158	1,924,039	(2,786,029)	(858,832)
Shares issued for cash	20,000	20	29,980		30,000
Shares issued for services	998,323	998	2,588,518		2,589,516
Warrants issued			65,660		65,660
Options issued			246,500		246,500
Beneficial conversion feature associated with convertible note			502,000		502,000
Net loss for the year				(3,368,699)	(3,368,699)
Balance, June 30, 2014	4,176,323	$4,176	$5,356,697	$(6,154,728)	$(793,855)

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,368,699)	$(1,332,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	357
Accretion of debt discount to interest expense	363,755	139,118
Warrants issued for research and development	65,660	108,500
Options issued	246,500	246,500
Amortization of prepaid expense for stock issued for services	1,581,408	312,000
Changes in operating assets and liabilities:
Accounts payable	52,046	38,387
Related party payables	200,825	177,338
Prepaid Expenses	(2,967)	(1,533)
Accrued Payroll and Taxes	(12,880)	12,880
Net cash used in operating activities	(874,352)	(298,677)

Cash flows from investing activities:
	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	30,000	-
Notes Payable to related parties	1,600	500
Repayment of notes payable to related parties	(31,068)	(18,000)
Repayment of notes payable to stockholders	(5,720)	-
Notes payable to stockholders	881,220	312,000
Net cash flows provided by financing activities:	876,032	294,500

Net change in cash and cash equivalents	1,680	(4,177)
Cash and cash equivalents- beginning of period	8	4,185
Cash and cash equivalents- end of period	$1,688	$8

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$1,803	$-
Income tax	$-	$-
Supplemental disclosure on non-cash investing and financing activities:
Issuance of common stock issuable		$30,000	$-
Beneficial conversion feature on convertible note		$502,000	$312,813
Conversion of related party payables into notes payable	$		$441,615
Stock issued for prepaid asset		$2,271,200	$-
Stock issued for satisfaction of related party payables		$37,822	$-
Conversion of related party notes payable and interest into stock		$288,316	$-
Related party payable for capitalized patent cost		$50,000

See accompanying notes to the consolidated financial statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Description of Business

Cerebain Biotech Corp. (Formerly Discount Dental Materials, Inc.) (“Cerebain Biotech”), was incorporated on December 18, 2007 under the laws of Nevada. The Company is a smaller reporting biomedical company and through its wholly owned subsidiary, Cerebain Operating, Inc. (Formerly Cerebain Biotech Corp.), the Company’s business revolves around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. The Company plans to produce products that will include both a medical device solution as well as a synthetic drug solution.

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Reverse Stock Split

On April 15, 2014, the Company filed a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-ten reverse split of our common stock (the “Reverse Stock Split”). The ratio for the Reverse Stock Split was determined by our Board of Directors pursuant to the approval of the stockholders at the Company’s special meeting of stockholders held on April 15, 2014, authorizing the Board to effectuate a reverse stock split of the Company’s common stock. The Company’s common stock began trading on a post-split basis on June 19, 2014.

As a result of the Reverse Stock Split, each ten shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. The Reverse Stock Split affected all issued and outstanding shares of the Company’s common stock, as well as common stock underlying stock options, stock appreciation rights, restricted stock, restricted stock units, warrants and convertible debentures outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split reduced the number of shares of the Company’s common stock outstanding from approximately 41 million to 4.1 million at the time of the Reverse Stock Split. The Reverse Stock Split did not alter the par value of common stock, which remained $0.001 per share, or modify any voting rights or other terms of the Company’s common stock. Unless otherwise indicated, all information set forth herein gives effect to such Reverse Stock Split.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $6,154,728 and $2,786,029 at June 30, 2014 and 2013, respectively, had a net loss of $3,368,699 and $1,332,224 for the fiscal years ended June 30, 2014 and 2013, respectively, and net cash used in operating activities of $874,352 and $298,677 for the fiscal years ended June 30, 2014 and 2013, respectively, with no revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cerebain Biotech Corp. and its wholly-owned subsidiary, Cerebain Operating, Inc. (collectively referred to as the “Company”). There are no material intercompany transactions.

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

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense charged to operations for the years ended June 30, 2014 and 2013 were $171,638 and $0, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations for the years ended June 30, 2014 and 2013 were $349,035 and $108,500, respectively.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2014 and 2013, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Concentrations, Risks, and Uncertainties

The Company is in its early stages of its life cycle and subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

Basic and Diluted Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible notes. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common shares equivalents, because their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and has elected to implement accounting pronouncement #2014-10. The impact of this change to the company’s financial statements affects the inception to date disclosures and the accompanying notes to the consolidated financial statements.

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

The Company has consulting agreements with various individuals to provide assistance to the company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an aggregate 371,000 shares of the Company’s common stock and an aggregate of $168,000 in cash. These contracts are for three and twelve months beginning between April 2013 and June 2014 and may be renewed or extended for any period as may be agreed by the parties. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $20,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months, the Company recorded the $1,611,200 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period. For the fiscal year ended June 30, 2014, the company has recognized an expense of $1,410,783 associated with these agreements. The unamortized portions of these contracts are $200,417 and included in prepaid expenses on the balance sheet.

The Company has entered into service agreements with various individuals. They were compensated an aggregate 75,000 shares of the Company’s common stock. These agreements are for twelve and twenty four months beginning between December 2013 and April. As these agreements are for a period of twelve and twenty four months, the Company recorded the $172,500 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve and twenty four month period. For the fiscal year ended June 30, 2014, the company has recognized an expense of $48,750 associated with these agreements. The unamortized portions of these agreements are $123,750 and included in prepaid expenses on the balance sheet.

On September 24, 2012, the Company entered into an agreement with Sonos to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 650,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase (See Note 8). On April 1, 2014, the Company entered into an addendum to the agreement with Sonos. The modifications made to the agreement state that Sonos shall receive 325,000 restricted shares of the company’s common stock for Services provided to the company. The warrants that were to be issued for Phase 4 will not be issued and are hereby null and void. In addition, the Company shall commit to pay Sonos up to One Million Dollars ($1,000,000) for Research and Development costs. The Company recorded the $487,500 value of the shares issued as a prepaid expense and will amortize the expense associated with these issuances over a twelve month period. For the fiscal year ended June 30, 2014, the company has recognized an expense of $121,875 associated with this agreement. The unamortized portion of this contract is $365,625 and included in prepaid expenses on the balance sheet.

As of June 30, 2014, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ending June 30,

2015	$661,667
2016	$28,125
2017	$-
Total	$689,792

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement the Company has paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for each of the fourth, fifth, and sixth anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. The Company has recognized costs associated with the patent rights for $50,000 in accounts payable for the patent rights and is currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Through June 30, 2014, the Company has paid legal fees totaling $30,217 and rights fees of $100,000 related to the patent. Rights fees of $50,000 were incurred during the year ended June 30, 2014, legal fees totaling $2,917 and $27,300 was incurred during each of the years ended June 30, 2013 and 2012, respectively.

The accrued payable of $50,000 pertaining to the rights fees at June 30, 2014 is included in related party payables.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. On June 16, 2014, the company converted $30,694 of related party notes payable to common stock. As of June 30, 2014, the outstanding balance of the related party payables is $31,153. The Company and noteholder have agreed to extend the terms of this note.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to common stock. As of June 30, 2014, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Long Term Note Payable

Convertible Note Payable

The Company has entered into various unsecured convertible promissory notes with non-affiliate stockholders totaling $1,502,500. Of this amount, $627,000 of notes was outstanding at June 30, 2013, and the remainder was issued during the year ended June 30, 2014. The principal amounts of these notes are between $10,000 and $1,345,000. Under the terms of these notes, they mature between June 2015 and March 2016, accrue interest at between 7.5% and 8.0% per annum, and are convertible into shares of our common stock at a conversion rates of between $1.50 and $5.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The Company used a recent sale of stock to determine the fair market value of these transactions. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares. In addition, the Company issued to a holder 50,000 shares of the company’s common stock. The Company recorded the $135,000 value of the shares issued as a prepaid expense and will amortize the expense associated with this issuance over a twenty-four month period. The Company used a recent sale of stock to determine the fair market value of the transaction. For the fiscal year ended June 30, 2014, the company has recognized an expense of $39,375 associated with is issuance.

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

Accrued interest on all notes payable to stockholders and other related parties at June 30, 2014 totaled $140,518 and is included in related party payables.

As of June 30, 2014, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2015	$47,500
2016	$1,455,000
Total	$1,502,500

NOTE 7 – STOCK TRANSACTIONS

The Company has entered into various stock purchase agreements with third parties between May and April of 2014, under which we issued 20,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During fiscal year 2014, the Company issued 371,000 shares of common stock to various individuals as payment for consulting services per contracts dated between July 2013 and June 2014. The aggregate Fair Market Value of these shares was $1,611,200 as the fair market value of the stock was between $1.10 and $6.40 per share. The Company used a recent sale of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

During fiscal year 2014, the Company issued 325,000 shares of common stock to an individual as payment for research and development services per contract dated April 2014. The aggregate Fair Market Value of these shares was $487,500 as the fair market value of the stock was $1.50 per share. The Company used a recent sale of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

During fiscal year 2014, the Company issued 75,000 shares of common stock to various individuals as payment for services per agreements dated between December 2013 and April 2014. The aggregate Fair Market Value of these shares was $172,500 as the fair market value of the stock was between $1.50 and $2.70 per share. The Company used a recent sale of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

During fiscal year 2013, the Company issued 40,000 shares of common stock to various individuals as payment for consulting services per contracts dated between March and June 2013. The aggregate Fair Market Value of these shares was $312,000 as the fair market value of the stock was between $4.00 and $10.00 per share. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

The Company has issued 227,298 shares of common stock to individuals as conversion of related party notes and interest payable and outstanding accounts payable invoices. The aggregate Fair Market Value of these shares was $318,316 as the debt satisfaction agreements prices were between $1.00 and 1.50 per share. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

NOTE 8 – OPTIONS AND WARRANTS

Stock Award Plans

On April 15, 2014, shareholders of the company approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan (“The Plan”). The purpose of the plan is to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications. The Plan seeks to achieve this purpose by providing for Awards in the form of Restricted Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of Shares of the Company’s Common Stock. The aggregate number of shares which may be issued or transferred as common stock pursuant to an award under the Plan shall not exceed ten percent (10%) of the Company’s outstanding common stock on the date the Plan is approved.

Options granted under the Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock on the date of grant. An option shall become exercisable no less rapidly than the rate of twenty percent (20%) per year for each of the first five (5) years from the date of grant, subject to the discretion of the Compensation Committee.

Awards granted under this Plan expire thirty (30) days after the grant if not exercised by the Offeree. The exercise price of each award shall not be less than 85% of the fair value of the stock on the date of grant (100% for officers, directors and 10% shareholders). An award shall become exercisable no less rapidly than the rate of twenty percent (20%) per year for each of the first five (5) years from the date of grant, subject to the discretion of the Compensation Committee.

Options

On June 15, 2013, the Company entered into an employee agreement with Eric Clemons. The agreement calls for an issuance of options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options was approximately $822,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2014, 40,000 options to purchase the Company’s common stock have vested. For the years ended June 30, 2014 and 2013, the Company recognized an expense of $164,335 and $164,335, respectively. The compensation expected to be recognized in future years is $493,008.

On June 15, 2013, the Company entered into an employee agreement with Wesley Tate. The agreement calls for an issuance of options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options was approximately $411,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2014, 20,000 options to purchase the Company’s common stock have vested. For the years ended June 30, 2014 and 2013, the Company recognized an expense of $82,165 and $82,165, respectively. The compensation expected to be recognized in future years if $246,492.

The following represents a summary of the Options outstanding at June 30, 2014 and changes during the years then ended:

	2014
	Options	Options Average Exercise Price
Outstanding, July 1, 2012	-	$-
Granted	150,000	5.00
Exercised	-	-
Expired/Forfeited	-	-
Outstanding June 30, 2013	150,000	5.00
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2014	150,000	$5.00
Exercisable at June 30, 2014	60,000	$5.00
Expected to be vested	150,000	$5.00
Compensation to be recognized	$739,500
Forfeiture Rate	-	-

Warrants

On September 24, 2012, the Company entered into an agreement with medical device product development company Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 65,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved.

Upon signing the agreement the Company issued Sonos warrants to purchase 5,000 shares of the Company’s common stock, valued at $108,500 (based on the fair market value on the date of grant). The Company recognized an expense of $108,500 as Research and Development during the year ended June 30, 2013. The fair value was determined using Black-Scholes with a volatility of 235.32%, a risk free rate of 0.27% and 0% dividend yield, these warrants were valued at $108,000 and expensed to research and development. The warrants were immediately exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $2.00 per share.

On December 11, 2013, the company issued Sonos warrants to purchase 20,000 shares of the Company’s common stock, valued at $65,660 (based on the fair market value of the date of grants). The Company recognized an expense of $49,200 as research and development during the year ended June 30, 2014 related to 10,000 of these warrants to be issued for completion of phases 1b and 2 during that period. The fair value was determined using Black-Scholes option pricing model with a volatility of 100%, a risk free interest rate of 1.04% and 0% dividend yield. The Company recognized an additional expense of $16,460 as research and development during the year ended June 30, 2014 related to an additional 10,000 warrants issued to Sonos for the completion of phase 3. The fair value was determined using Black-Scholes with a volatility of 100%, a risk free interest rate of 0.63% and 0% dividend yield. The warrants are immediately exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $2.00 per share.

The following represents a summary of the Warrants outstanding at June 30, 2014 and changes during the years then ended:

	2014
	Warrants	Weighted Average Exercise Price
Outstanding, July 1, 2013	3,750	$8.00
Granted	5,000	2.00
Exercised	-	-
Expired/Forfeited	(2,500)	8.00
Outstanding, June 30, 2013	6,250	3.20
Granted	20,000	2.00
Exercised	-	-
Expired/Forfeited	(1,250)	8.00
Outstanding, June 30, 2014	25,000	$2.00
Exercisable at June 30, 2014	25,000	$2.00

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

The total number of potential additional dilutive warrants outstanding for the fiscal years ended June 30, 2014 and 2013 was 25,000 and 6,250, respectively. In addition, the convertible notes convert at an exercise price of between $2.00 and $5.00 of common stock. The warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended June 30,
	2014	2013

Net loss attributable to the common stockholders	$(3,368,699)	$(1,332,224)

Basic weighted average outstanding shares of common stock	3,615,160	3,125,521
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	3,615,160	3,125,521

Earnings (loss) per share:
Basic and diluted	$(0.93)	$(0.43)

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2014 and 2013, assumes a 34% effective tax rate for federal income taxes. The Company has no state income taxes liability:

	June 30, 2014	June 30, 2013

Current tax provision:
Federal	$--	$--
Taxable income - federal	$--	$--

State	$--	$--
Taxable income - state	$--	$--
Total current tax provision	$--	$--

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

The Company had deferred income tax assets as of June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013

Loss carryforwards	$2,062,000	$917,000
Less – valuation allowance	(2,062,000)	(917,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended June 30, 2014 and 2013, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At June 30, 2014, the Company had approximately $2,062,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010 are open for examination.

NOTE 12 – SUBSEQUENT EVENTS

The company evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued and noted the following subsequent events:

On July 7, 2014, the Company entered into an unsecured $25,000 principal amount convertible promissory note with a non-affiliate stockholder. Under the terms of the, it matures July 7, 2016, accrues interest at 7.5% per annum beginning August 1, 2014, is convertible into shares of our common stock at $2.00 per share and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On July 23, 2014, the company entered into stock purchase agreements with third parties, under which we issued them 6,666 shares of our common stock, restricted in accordance with Rule 144, in exchange for $10,000. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.