Form 10-Q
period 2014-09-30
CEREBAIN BIOTECH CORP.
filed 2014-11-12
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

___________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 11, 2014
Common Stock, $0.001 par value	4,374,557

CEREBAIN BIOTECH CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three months ended September 30, 2014 and 2013 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,485	$1,688
Prepaid expenses	490,523	694,292
Total current assets	495,008	695,980

Long-term assets:
Patent rights	133,900	133,900

Total assets	$628,908	$829,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$173,923	$133,200
Related party payables	268,662	288,009
Related party notes payable	113,000	144,153
Total current liabilities	555,585	565,362

Long term liabilities:
Convertible note to stockholders, net of debt discount of $385,270 and $444,127, respectively	1,172,230	1,058,373

Total liabilities	1,727,815	1,623,735

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 4,374,557 and 4,176,323 shares issued and outstanding at September 30 and June 30, 2014, respectively	4,374	4,176
Additional paid in capital	5,684,877	5,356,697
Accumulated deficit	(6,788,158)	(6,154,728)
Total stockholders’ deficit	(1,098,907)	(793,855)

Total liabilities and stockholders’ deficit	$628,908	$829,880

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2014	2013

Operating Expenses
Selling, general and administrative expenses	$344,217	$481,399
Research and development costs	121,875	88,200
Marketing expenses	60,886	53,341
Total operating expenses	526,978	622,940
Other (income) expense
Accretion of debt discount	58,857	83,088
Interest expense	47,595	19,619
Total other (income) expense	106,452	102,707
Net operating loss	(633,430)	(725,647)

Loss before income taxes	(633,430)	(725,647)
Income taxes	-	-
Net loss	$(633,430)	$(725,647)

Loss per share:
Basic and diluted loss per share	$(0.15)	$(0.20)
Basic and diluted weighted average shares outstanding	4,224,679	3,292,783

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(633,430)	$(725,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	58,857	83,088
Warrants issued for research and development	-	49,200
Stock compensation related to stock options	61,625	61,625
Amortization of prepaid stock based consulting compensation	258,492	318,000
Changes in operating assets and liabilities:
Prepaid expenses	4,077	(2,435)
Accounts payable	40,723	19,970
Related party payables	22,153	46,772
Accrued payroll and taxes	-	(12,880)
Net cash used in operating activities	(187,503)	(162,307)

Cash flows from financing activities:
Proceeds from issuance of common stock	135,300	-
Notes payable to related parties	-	1,500
Repayment of notes payable to related parties	-	(23,968)
Notes payable to stockholders	55,000	186,220
Repayment of notes payable to stockholders	-	(1,000)
Net cash flows provided by financing activities:	190,300	162,752

Net change in cash and cash equivalents	2,797	445
Cash and cash equivalents- beginning of period	1,688	8
Cash and cash equivalents- end of period	$4,485	$453

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Beneficial conversion feature on convertible note	$-	$120,000
Stock issued for prepaid services	$58,800	$-
Stock issued for satisfaction of related party payables	$40,000	$-
Conversion of related party notes payable and interest into stock	$32,653	$-

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2014 has been derived from audited statements and (b) unaudited interim condensed financial statement as of September 30, 2014 and for the three months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2014 included on Form 10-K filed with the Securities and Exchange Commission on August 11, 2014.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Reverse Stock Split

On April 15, 2014, the Company filed a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-ten reverse split of our common stock (the “Reverse Stock Split”). The ratio for the Reverse Stock Split was determined by our Board of Directors subject to the approval of the Company’s stockholders. The Company received approval from its stockholders on April 15, 2014 and the Company’s common stock began trading on a post-split basis on June 19, 2014.

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,788,158 and $6,154,728 at September 30 and June 30, 2014, respectively, and had a net loss of $633,430 and $725,647 for the three months ended September 30, 2014 and 2013, respectively, and net cash used in operating activities of $187,503 and $162,307 for the three months ended September 30, 2014 and 2013, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is in the process of developing its medical device solution and its synthetic drug solution for the treatment of dementia, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were $60,886 and $53,341 for the three months ended September 30, 2014 and 2013, respectively, and are included in marketing costs in the accompanying consolidated statements of operations.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were $121,875 and $88,200 for the three months ended September 30, 2014 and 2013, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2013, we entered into an employment agreement with Eric Clemons. Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. In addition, we also will issue Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On October 1, 2014, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Clemons shall be paid an annual salary of One Hundred Ninety Five Thousand Dollars ($195,000) and the Company issued Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Clemons has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

On June 15, 2013, we entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, we also will issue Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On April 1, 2014, we entered into an addendum to this agreement in which Mr. Tate was issued stock in the amount of 25,000 of the company’s common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company. The Company recorded the $37,500 value of the shares issued as a prepaid expense and will amortize the expense associated with this issuance over a twelve month period. For the period ended September 30, 2014, the company has recognized an expense of $18,750 associated with this issuance. On October 1, 2014, the Company entered into an addendum to the employment agreement with Wesley Tate. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Tate shall be paid an annual salary of One Hundred Fifty Six Thousand Dollars ($156,000) and the Company issued Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

Contracts

On September 24, 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 65,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase (See Note 8). On April 1, 2014, the Company entered into an addendum to the agreement with Sonos. The modifications made to the agreement state that Sonos shall receive 325,000 restricted shares of the Company’s common stock for Services provided to the Company. The warrants that were to be issued for Phase 4 will not be issued and will not be due. In addition, the Company committed to pay Sonos up to One Million Dollars ($1,000,000) for Research and Development costs. The Company recorded the $487,500 value of the shares issued as a prepaid expense and is amortizing the expense associated with these issuances over a twelve-month period. For the three-month period ended September 30, 2014, the Company has recognized an expense of $121,875 associated with this agreement. The unamortized portion of this contract is $243,750 and included in prepaid expenses on the balance sheet.

Consulting Agreements

The Company has consulting agreements with various individuals to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an aggregate 431,000 shares of the Company’s common stock and an aggregate of $168,000 in cash. These contracts are for three and twelve months beginning between April 2013 and September 2014 and may be renewed or extended for any period as may be agreed by the parties. As of September 30, 2014 the Company has extended some of the contracts for an additional year. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months, the Company recorded the $1,670,000 value of the shares issued as a prepaid expense and is amortizing the expense associated with these issuances over a twelve month period. For the three month periods ended September 30, 2014 and 2013, the Company recognized an expense of approximately $110,000 and $297,000, respectively, associated with these agreements. The unamortized portions of these contracts are $148,850 and included in prepaid expenses on the balance sheet at September 30, 2014.

The Company has entered into service agreements with various individuals. They were compensated an aggregate 75,000 shares of the Company’s common stock. These agreements are for twelve and twenty four months beginning between December 2013 and April 2014. As these agreements are for a period of twelve and twenty four months, the Company recorded the $172,500 value of the shares issued as a prepaid expense and is amortizing the expense associated with these issuances over a twelve and twenty four month period. For the three month periods ended September 30, 2014 and 2013, the Company recognized an expense of approximately $26,000 and $0, respectively, associated with these agreements. The unamortized portions of these agreements are $97,500 and included in prepaid expenses on the balance sheet at September 30, 2014.

As of September 30, 2014, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ending June 30,

2015	$452,175
2016	$37,925
Total	$490,100

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were $38 and $280 for the three months ended September 30, 2014 and 2013, respectively.

The accrued payable of $50,000 pertaining to the rights fees at June 30, 2014 is included in related party payables.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. On June 16, 2014, the Company converted $30,694 of related party notes payable to common stock. On September 30, 2014, the company converted $31,153 of related party notes payable to common stock. As of September 30, 2014, the outstanding balance of this note is $0.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to equity. As of September 30, 2014, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Long Term Note Payable

Convertible Note Payable

The Company has entered into various unsecured convertible promissory notes with non-affiliate stockholders totaling $1,557,500. Of this amount, $1,502,500 of notes was outstanding at June 30, 2014, and the remainder was issued during the period ended September 30, 2014. The principal amounts of these notes are between $10,000 and $1,345,000. Under the terms of these notes, they mature between June 2015 and September 2016, accrue interest at between 7.5% and 8.0% per annum, and are convertible into shares of our common stock at a conversion rates of between $1.50 and $5.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The Company used a recent sale of stock to determine the fair market value of these transactions. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares. In addition, the Company issued to a holder 50,000 shares of the company’s common stock (See Note 4).

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

Accrued interest on all notes payable to stockholders and other related parties at September 30, 2014 totaled $169,238 and is included in related party payables.

As of September 30, 2014, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2015	$47,500
2016	$1,510,000
Total	$1,557,500

NOTE 7 – STOCK TRANSACTIONS

For the period ended September 30, 2014, the Company entered into various stock purchase agreements with third parties between July and September of 2014, under which we issued 89,799 shares of our common stock, restricted in accordance with Rule 144, in exchange for $135,300. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In September 2014, we issued 48,435 shares of our common stock to an individual as payment for related party notes and accounts payable. The aggregate Fair Market Value of these shares was $72,653 as the agreed price was $1.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the period ended September 30, 2014, the Company issued 60,000 shares of common stock to various individuals as payment for consulting services per contracts dated between July 2014 and September 2104. The aggregate Fair Market Value of these shares was $58,800 as the fair market value of the stock was $0.98 per share. The Company used a recent sale of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 8 – OPTIONS AND WARRANTS

Options

In June 2013, the Company entered into employee agreements with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 150,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $1.2 million. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of September 30, 2014, 60,000 options to purchase the Company’s common stock have vested. For the three month periods ended September 30, 2014 and 2013, the Company recognized an expense of $61,625 and $61,625, respectively. The compensation expected to be recognized in future years is approximately $677,875.

The following represents a summary of the Options outstanding at September 30, 2014 and changes during the periods then ended:

	Options	Options Average Exercise Price
Outstanding June 30, 2013	150,000	$5.00
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2014	150,000	$5.00
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, September 30, 2014	150,000	$5.00
Exercisable at September 30, 2014	60,000	$5.00
Expected to be vested	150,000	$5.00
Compensation to be recognized	$677,875
Forfeiture Rate	-	-

Warrants

On December 11, 2013, the Company issued Sonos warrants to purchase 20,000 shares of the Company’s common stock, valued at $65,660 (based on the fair market value of the date of grant). The Company recognized an expense of $49,200 as research and development during the three months ended September 30, 2013 related to 10,000 of these warrants to be issued for completion of phases 1b and 2 during that period. The fair value was determined using Black-Scholes option pricing model with a volatility of 100%, a risk free interest rate of 1.04% and 0% dividend yield. The Company has recognized no research and development costs related to issued warrants during the three months ended September 30, 2014. The warrants are immediately exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $2.00 per share.

The following represents a summary of the Warrants outstanding at September 30, 2014 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2013	6,250	$3.20
Granted	20,000	2.00
Exercised	-	-
Expired/Forfeited	(1,250)	8.00
Outstanding, June 30, 2014	25,000	$2.00
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, September 30, 2014	25,000	2.00
Exercisable at September 30, 2014	25,000	$2.00

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

The total number of potential additional dilutive options and warrants outstanding was 175,000 and 165,000 for the three months ended September 30, 2014 and 2013, respectively. In addition, the convertible notes convert at an exercise price of between $1.50 and $5.00 per share of common stock. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months ended September 30,
	2014	2013

Net loss attributable to the common stockholders	$(633,430)	$(725,647)

Basic weighted average outstanding shares of common stock	4,224,679	3,292,783
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	4,224,679	3,29,783

Earnings (loss) per share:
Basic and diluted	$(0.15)	$(0.20)

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 11 – SUBSEQUENT EVENTS

On October 28, 2014, the Company entered into an unsecured $1,450,000 principal amount convertible promissory note with a non-affiliate stockholder. The Consolidation Note is a consolidation of the Company’s previous Promissory and Convertible Notes totaling $1,345,000 with the same Noteholder. Such notes were voided as a result, however, the accrued interest on such notes is still owed and included with the accrued interest of the Consolidation Note until paid. The Company received additional funds totaling $105,000 under the Consolidation Note. Under the terms of the Consolidation Note, it matures October 28, 2016, accrues interest at 7.5% per annum beginning November 1, 2014, is convertible into shares of the Company’s common stock at $1.00 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with the Company’s operations at the time of the issuance of the shares.

On October 16, 2014, the Company entered into an agreement with a company to provide placement agent services with respect to assisting the Company in its capital raising efforts, under which they will be paid a retainer of $10,000, Financial Advisory Fees of 1.5% and Equity Placement Fees of 7.0%. This contract is for twelve (12) months, unless extended by mutual written consent or earlier terminated with thirty (30) days written notice.

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

On April 15, 2014, we completed the solicitation of votes of stockholders. A majority of our shareholders voted to amend our Articles of Incorporation to change our name to Cerebain Biotech Corp. As a result of this action, we changed the name of our wholly-owned subsidiary to Cerebain Operating Inc. In addition, a majority of our shareholders voted to amend our Articles of Incorporation to effectuate a reverse split of our common stock at a ratio of 1-for-10 and approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan. The shares of our common stock and our financial information presented in this Quarterly Report on Form 10Q for the quarterly period ended September 30, 2014 are adjusted to reflect the reverse split of our common stock.

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were $38 and $280 for the three months ended September 30, 2014 and 2013, respectively.

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

Statistics

■	Affected population worldwide

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

■	Cost

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

■	Cost to Nation

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

On April 1, 2014, we entered into an addendum to the agreement with Sonos. The addendum stipulated Sonos shall receive 325,000 restricted shares of the company’s common stock for services to be provided to the company. The company recognized a prepaid expense of $487,500, of which $243,750 has been expensed to research and development to date. Specific services to be provided shall be those services originally identified in the Sonos Agreement as Phase 5 – Testing of the device, Phase 6 – Refinements, changes and CAD modeling updates of the design, and Phase 7- Production of or make changes to the device as necessary. The warrants that were to be issued for Phase 4 will not be issued and are hereby null and void. In addition, we committed to pay Sonos up to One Million Dollars ($1,000,000) for research and development costs. Costs will be recognized when incurred. To date, Sonos has been issued 325,000 restricted shares of the company’s stock, 25,000 warrants to purchase the company’s stock and paid approximately $154,000.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

For the three months ended September 30, 2014 and September 30, 2013, we did not generate any revenues.

Operating expenses

Operating expenses decreased by $95,962, or 15.4%, to $526,978 in the three months ended September 30, 2014 from $622,940 in the three months ended September 30, 2013 primarily due to decreases in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Operating expenses for the three months ended September 30, 2014 were comprised of marketing costs of $60,886, $231,417 in consulting services costs, research and development costs of $121,875, compensation expense of $71,000, professional fees of $11,186, travel costs of $27,568, and other operating expenses.

Operating expenses for the three months ended September 30, 2013 were comprised of marketing costs of $53,341, $388,875 in consulting services costs, research and development costs of $88,200, compensation expense of $61,625, professional fees of $22,785, travel costs of $18,868, and other operating expenses.

Other income (expenses)

Other expense increased by $3,745, or 3.6%, to $106,452 in the three months ended September 30, 2014 from $102,707 in the three months ended September 30, 2013 primarily related to interest expenses and the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2014 and in the current year to date.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2014 totaled $633,430 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to $725,647 for the three months ended September 30, 2013 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Assets and Liabilities

Assets were $628,908 as of September 30, 2014. Assets consisted of cash of $4,485, prepaid expenses of $490,523, which includes $490,100 for the issuance of stock for consulting services and financing fees, and patent rights of $133,900. Liabilities were $1,727,815 as of September 30, 2014. Liabilities consisted of accounts payable of $173,923, related party payable of $268,662, notes payable to related parties of $113,000, and convertible notes to stockholders, net of debt discount, of $1,172,230.

Stockholders’ Deficit

Stockholders’ deficit was $1,098,907 as of September 30, 2014. Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, proceeds from issuance of shares of common stock totaling $956,986, net of issuance costs, beneficial conversion feature associated with convertible note of $949,813, shares associated with warrants, options and issuances for services of $3,761,952 and shares issued for patent rights totaling $6,600, offset primarily by the accumulated deficit of $6,788,158 at September 30, 2014.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $2,797 in the three months ending September 30, 2014 resulting from cash used in operating activities of $187,503, offset partially by cash provided by financing activities of $190,300.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Three Months Ended September 30,
	2014	2013

Cash at beginning of period	$1,688	$8
Net cash used in operating activities	(187,503)	(162,307)
Net cash provided by financing activities	190,300	162,752
Cash at end of period	$4,485	$453

Cash Flows from Operating Activities – For the three months ended September 30, 2014, net cash used in operations was $187,503 compared to net cash used in operations of $162,307 for the three months ended September 30, 2013. Net cash used in operations was primarily due to a net loss of $633,430 for the three months ended September 30, 2014, stock issued for services of $258,492, accretion of debt discount of $58,857, issuance of options for $61,625, and the changes in operating assets and liabilities of $66,953.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the three months ending September 30, 2014 was $190,300, compared to net cash provided of $162,752 in the same period in 2013. The increase in net cash provided by financing activities was mainly due to proceeds from notes payable to stockholders of $55,000 and proceeds from issuance of common stock of $135,300.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had a accumulated deficit of $6,788,158 and $6,154,728 at September 30 and June 30, 2014, respectively, and had a net loss of $633,430 and $725,647 for the three months ended September 30, 2014 and 2013, respectively, and net cash used in operating activities of $187,503 and $162,307 for the three months ended September 30, 2014 and 2013, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While we are in the process of developing our medical device solution and our synthetic drug solution for the treatment of dementia, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The following table sets forth our current contractual obligations as of September 30, 2014:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$1,557,500	$47,500	$1,510,000	-	-
Operating Leases	$3,687	$1,836	$1,851	-	-
Total	$1,561,187	$49,336	$1,511,851	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2014, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ending September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 11, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period ended September 30, 2014, we entered into various stock purchase agreements with third parties between July and September of 2014, under which we issued 89,799 shares of our common stock, restricted in accordance with Rule 144, in exchange for $135,300. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

For the period ended September 30, 2014, we issued 60,000 shares of common stock to various individuals as payment for consulting services per contracts dated between July 2014 and September 2014. The aggregate Fair Market Value of these shares was $58,800 as the fair market value of the stock was $0.98 per share. The Company used a recent sale of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On September 30, 2014, we issued 48,435 shares of our common stock to Mr. Eric Clemons, our Chief Executive Officer as payment for related party notes and accounts payable. The aggregate Fair Market Value of these shares was $72,653 as the agreed price was $1.50 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three months ended September 30, 2014 furnished in XBRL).

101.INS	Interactive Data File (Form 10-Q for the three months ended September 30, 2014 furnished in XBRL).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

(6) Incorporated by reference from our Form 10-Q filed with the Commission on February 12, 2013.

(7) Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.

(8) Incorporated by reference from our Form 10-K/A filed with the Commission on October 4, 2013.

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

(14)  Incorporated by reference from our Form 10-K filed with the Commission on August 11, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerebain Biotech Corp.

A Nevada corporation

Date: November 12, 2014	By:	/s/ ERIC CLEMONS
Eric Clemons
President (Principal Executive Officer)

	By:	/s/ WESLEY TATE
Wesley Tate
Chief Financial Officer (Principal Financial and Accounting Officer)

