Form 10-Q
period 2015-03-31
CEREBAIN BIOTECH CORP.
filed 2015-05-13
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

__________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 12, 2015
Common Stock, $0.001 par value	4,821,847

CEREBAIN BIOTECH CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended March 31, 2015 and 2014 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,832	$1,688
Prepaid expenses	290,713	694,292
Total current assets	315,545	695,980

Long-term assets:
Patent rights	133,900	133,900

Total assets	$449,445	$829,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$281,160	$133,200
Related party payables	363,393	288,009
Related party notes payable	113,000	144,153
Total current liabilities	757,553	565,362

Long term liabilities:
Convertible note to stockholders, net of debt discount of $195,823 and $444,127, respectively	1,531,677	1,058,373

Total liabilities	2,289,230	1,623,735

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 4,821,847 and 4,176,323 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	4,821	4,176
Additional paid in capital	6,280,432	5,356,697
Accumulated deficit	(8,125,038)	(6,154,728)
Total stockholders’ deficit	(1,839,785)	(793,855)

Total liabilities and stockholders’ deficit	$449,445	$829,880

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Operating Expenses
Selling, general and administrative expenses	$1,178,118	$1,680,106	$405,475	$634,007
Research and development costs	379,125	177,160	135,375	-
Marketing expenses	136,140	127,790	35,903	40,681
Total operating expenses	1,693,383	1,985,056	576,753	674,688
Other (income) expense
Accretion of debt discount	128,376	307,676	32,190	100,940
Interest expense	148,551	106,319	51,416	42,991
Total other (income) expense	276,927	413,995	83,606	143,931
Net operating loss	(1,970,310)	(2,399,051)	(660,359)	(818,619)

Loss before income taxes	(1,970,310)	(2,399,051)	(660,359)	(818,619)
Income taxes	-	-	-	-
Net loss	$(1,970,310)	$(2,399,051)	$(660,359)	$(818,619)

Loss per share:
Basic and diluted loss per share	$(0.45)	$(0.70)	$(0.14)	$(0.24)
Basic and diluted weighted average shares outstanding	4,400,955	3,447,056	4,585,236	3,447,056

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,970,310)	$(2,399,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	128,376	307,676
Warrants issued for research and development	-	65,660
Stock compensation related to stock options	225,074	184,875
Amortization of prepaid stock based consulting compensation	742,821	1,113,950
Changes in operating assets and liabilities:
Prepaid expenses	(34,992)	(53,926)
Accounts payable	147,960	(26,565)
Related party payables	117,665	76,343
Accrued payroll and taxes	-	(12,880)
Net cash used in operating activities	(643,406)	(743,918)

Cash flows from financing activities:
Proceeds from issuance of common stock	416,550	-
Notes payable to related parties	-	1,600
Repayment of notes payable to related parties	-	(26,068)
Repayment of notes payable to stockholders	-	(5,720)
Notes payable to stockholders	250,000	781,220
Net cash flows provided by financing activities:	666,550	751,032

Net change in cash and cash equivalents	23,144	7,114
Cash and cash equivalents- beginning of period	1,688	8
Cash and cash equivalents- end of period	$24,832	$7,122

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Beneficial conversion feature on convertible note	$119,928	$416,791
Stock issued for prepaid services	$220,800	$1,741,800
Options issued for prepaid services	$83,450	$-
Stock issued for satisfaction of related party payables	$40,000	$30,000
Conversion convertible notes payable and interest into stock	$25,781	$-
Conversion of related party notes payable and interest into stock	$32,653	$236,393

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2014 has been derived from audited statements and (b) unaudited interim condensed financial statement as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2014 included on Form 10-K filed with the Securities and Exchange Commission on August 11, 2014.

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $8,125,038 and $6,154,728 at March 31, 2015 and June 30, 2014, respectively, and had a net loss of $1,970,310 and $2,399,051 for the nine months ended March 31, 2015 and 2014, respectively, and net cash used in operating activities of $643,406 and $743,918 for the nine months ended March 31, 2015 and 2014, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $136,000 and $128,000 for the nine months ended March 31, 2015 and 2014, respectively, and $36,000 and $41,000 for the three months ended March 31, 2015 and 2014, respectively, and are included in marketing costs in the accompanying consolidated statements of operations.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $380,000 and $177,000 for the nine months ended March 31, 2015 and 2014, respectively, and $135,000 and $0 for the three months ended March 31, 2015 and 2014, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2013, we entered into an employment agreement with Eric Clemons. Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. In addition, we also will issue Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On October 1, 2014, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Clemons shall be paid an annual salary of One Hundred Ninety Five Thousand Dollars ($195,000) and the Company issued Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Clemons has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount. On March 1, 2015, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, Mr. Clemons shall be paid a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities, where the purchaser of said Securities has been directly introduced to the Company by Mr. Clemons.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

On June 15, 2013, we entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, we also will issue Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On April 1, 2014, we entered into an addendum to this agreement in which Mr. Tate was issued stock in the amount of 25,000 of the company’s common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company. The Company recorded the $37,500 value of the shares issued as a prepaid expense and will amortize the expense associated with this issuance over a twelve month period. For the nine and six month periods ended March 31, 2015, the company has recognized an expense of approximately $28,000 and $9,000, respectively, associated with this issuance. On October 1, 2014, the Company entered into an addendum to the employment agreement with Wesley Tate. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Tate shall be paid an annual salary of One Hundred Fifty Six Thousand Dollars ($156,000) and the Company issued Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

Contracts

On September 24, 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 65,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase (See Note 8). On April 1, 2014, the Company entered into an addendum to the agreement with Sonos. The modifications made to the agreement state that Sonos shall receive 325,000 restricted shares of the Company’s common stock for Services provided to the Company. The warrants that were to be issued for Phase 4 will not be issued and will not be due. In addition, the Company committed to pay Sonos up to One Million Dollars ($1,000,000) for Research and Development costs. The Company recorded the $487,500 value of the shares issued as a prepaid expense and is amortizing the expense associated with these issuances over a twelve-month period. For the nine and three month periods ended March 31, 2015, the Company has recognized an expense of approximately $366,000 and $122,000, respectively, associated with this agreement. The unamortized portion of this contract is approximately $0 and included in prepaid expenses on the balance sheet.

Consulting Agreements

The Company has service and consulting agreements with various individuals to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an aggregate 665,000 shares of the Company’s common stock, which does not include the shares issued to Wesley Tate and Sonos discussed above. These contracts are for twelve months to 24 months beginning between December 2013 and December 2014 and may be renewed or extended for any period as may be agreed by the parties. As of March 31, 2015 the Company has extended some of the contracts for an additional period. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to twenty four months, the Company recorded the $1,967,000 value of the shares issued as a prepaid expense and is amortizing the expense associated with these issuances over a twelve to twenty four month period. For the nine month periods ended March 31, 2015 and 2014, the Company recognized an expense of approximately $321,000 and $1,030,000, respectively, and for the three month period ended March 31, 2015 and 2014, the Company recognized an expense of approximately $81,000 and $400,000, respectively, associated with these agreements. The unamortized portions of these contracts are approximately $196,000 and included in prepaid expenses on the balance sheet at March 31, 2015.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

The Company has entered into consulting agreements with two individuals to provide business consulting services. For compensation of these services, they were issued options to acquire up to 100,000 shares of our common stock, fully paid and non-assessable at an exercise price of $1.30 per share. These agreements are for twelve months beginning December 2014 (See Note 8). For the nine and three month periods ended March 31, 2015, the Company recognized an expense of approximately $21,000 and $7,000, respectively. The unamortized portions of these contracts are approximately $56,000 and included in prepaid expenses on the balance sheet at March 31, 2015.

As of March 31, 2015, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ending June 30,

2015	$93,671
2016	$157,550
Total	$251,221

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $11,000 and $6,000 for the nine months ended March 31, 2015 and 2014, respectively and $0 and $0 for the three months ended March 31, 2015, and 2014, respectively.

The accrued payable of $50,000 pertaining to the rights fees at June 30, 2014 is included in related party payables.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. On June 16, 2014, the Company converted $30,694 of related party notes payable to common stock. On September 30, 2014, the company converted $31,153 of related party notes payable to common stock. As of March 31, 2015, the outstanding balance of this note is $0.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to equity. As of March 31, 2015, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Long Term Note Payable

Convertible Note Payable

The Company has entered into various unsecured convertible promissory notes with non-affiliate stockholders totaling $1,727,500. Of this amount, $1,502,500 of notes was outstanding at June 30, 2014, and the remainder was issued during the nine month period ended March 31, 2015. The principal amounts of these notes are between $10,000 and $1,450,000. Under the terms of these notes, they mature between June 2015 and December 2016, accrue interest at between 7.5% and 8.0% per annum, and are convertible into shares of our common stock at a conversion rates of between $1.00 and $5.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The Company used a recent sale of stock to determine the fair market value of these transactions. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares. In December 2014, the company converted $25,000 of convertible notes payable and issued 12,891 shares of restricted stock (See Note 7). In addition, the Company issued to a holder 50,000 shares of the company’s common stock (See Note 4).

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

Accrued interest on all notes payable to stockholders and other related parties at March 31, 2015 totaled approximately $230,000 and is included in related party payables.

As of March 31, 2015, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2015	$47,500
2016	$1,680,000
Total	$1,727,500

NOTE 7 – STOCK TRANSACTIONS

For the nine month period ended March 31, 2015, the Company entered into various stock purchase agreements with third parties between July of 2014 and March of 2015, under which we issued 340,199 shares of our common stock, restricted in accordance with Rule 144, in exchange for $416,550, net of related costs of $31,250. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

For the nine month period ended March 31, 2015, the Company issued 244,000 shares of common stock to various individuals as payment for consulting services per contracts dated between July 2014 and March 2015 (See Note 4). The aggregate Fair Market Value of these shares was approximately $220,800 as the fair market value of the stock was between $0.74 and $1.09 per share. The Company used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the nine month period ended March 31, 2015, the Company issued 61,326 shares of our common stock to individuals for conversions of a convertible note payable, related note payable and interest payable (See Note 6). The aggregate Fair Market Value of these shares was approximately $98,000 as the conversion price was between $1.50 and $2.00 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On November 26, 2014, the Company issued a Private Placement Memorandum (“PPM”). The PPM authorized the sale of up to 4,000,000 units, with each Unit consisting of one share of our common stock and a Warrant to purchase one share of our common stock, at a price of $1.25 per Unit. Each Unit included a non-cashless Warrant to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $2.50 per share. The Offering terminated on March 26, 2015. The Company received no subscriptions.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 8 – OPTIONS AND WARRANTS

Options

In December 2014, the Company entered into consulting agreements with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,500. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. As of March 31, 2015, 100,000 options to purchase the Company’s common stock have vested. For the nine and three month periods ended March 31, 2015 and 2014, the Company recognized an expense of approximately $28,000 and $0, and $21,000 and $0, respectively. The expense expected to be recognized is approximately $56,000.

In October 2014, the Company entered into employee agreements addendums with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 150,000 shares of the Company’s common stock at an exercise price of $1.20 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $134,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2015, 30,000 options to purchase the Company’s common stock have vested. For the nine and three month periods ended March 31, 2015 and 2014, the Company recognized an expense of approximately $40,000 and $0, and $6,700 and $0, respectively. The compensation expected to be recognized in future years is approximately $94,000.

In June 2013, the Company entered into employee agreements with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 150,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $1.2 million. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of March 31, 2015, 60,000 options to purchase the Company’s common stock have vested. For the nine and three month periods ended March 31, 2015 and 2014, the Company recognized an expense of approximately $185,000 and $185,000 and $62,000 and $62,000, respectively. The compensation expected to be recognized in future years is approximately $555,000.

The following represents a summary of the Options outstanding at March 31, 2015 and changes during the periods then ended:

	Options	Options Average Exercise Price
Outstanding June 30, 2013	150,000	$5.00
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2014	150,000	$5.00
Granted	250,000	1.24
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, March 31, 2015	400,000	$2.65
Exercisable at March 31, 2015	190,000	$2.45
Expected to be vested	400,000	$2.65
Compensation to be recognized	$705,000	-
Forfeiture Rate	-	-

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

Warrants

On December 11, 2013, the Company issued Sonos warrants to purchase 20,000 shares of the Company’s common stock, valued at $65,660 (based on the fair market value of the date of grant). The Company recognized an expense of $49,200 as research and development during the three months ended September 30, 2013 related to 10,000 of these warrants to be issued for completion of phases 1b and 2 during that period. The fair value was determined using Black-Scholes option pricing model with a volatility of 100%, a risk free interest rate of 1.04% and 0% dividend yield. The Company has recognized no research and development costs related to issued warrants during the nine months ended March 31, 2015. The warrants are immediately exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $2.00 per share.

On January 27, 2015, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 10,000 restricted common shares along with warrants to purchase an additional 10,000 shares for call proceeds of $12,500. The warrants have an exercise price of $2.50 and are exercisable for a term of three years.

The following represents a summary of the Warrants outstanding at March 31, 2015 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2013	6,250	3.20
Granted	20,000	2.00
Exercised	-	-
Expired/Forfeited	(1,250)	8.00
Outstanding, June 30, 2014	25,000	$2.00
Granted	10,000	2.50
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, March 31, 2015	35,000	2.14
Exercisable at March 31, 2015	35,000	$2.14

NOTE 9 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 4, 6, 7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

The total number of potential additional dilutive options and warrants outstanding was 425,000 and 175,000 for the nine and three months ended March 31, 2015 and 2014, respectively. In addition, the convertible notes convert at an exercise price of between $1.00 and $5.00 per share of common stock. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months ended March 31,		For The Three Months ended March 31,
	2015	2014	2015	2014

Net loss attributable to the common stockholders	$(1,970,310)	(2,399,051)	$(660,359)	$(818,619)

Basic weighted average outstanding shares of common stock	4,400,955	3,447,056	4,585,236	3,447,056
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	4,400,955	3,447,056	4,585,236	3,447,056

Earnings (loss) per share:
Basic and diluted	$(0.45)	(0.70)	$(0.14)	$(0.24)

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $11,000 and $6,000 for the nine months ended March 31, 2015 and 2014, respectively and $0 and $0 for the three months ended March 31, 2015, and 2014, respectively.

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

According to the Alzheimer’s Association 2014 Alzheimer’s Disease Facts and Figures, an estimated 5.2 million Americans had Alzheimer's disease in 2014, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. Almost two-thirds of American seniors living with Alzheimer's are women. Of the 5 million people age 65 and older with Alzheimer's in the United States, 3.2 million are women and 1.8 million are men. The number of Americans with Alzheimer's disease and other dementias is predicted to escalate rapidly in coming years as the baby boom generation ages. By 2050, the number of Americans age 65 and older with Alzheimer's disease may nearly triple, from 5 million to as many as 16 million, barring the development of medical breakthroughs to prevent, slow or stop the disease.

•	Cost

According to the 2010 World Alzheimer Report, the global cost of care for dementia likely exceeded $604 billion in 2010, or 1 percent of the world's gross domestic product (GDP). These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. It is predicted that such costs will continue to increase dramatically as the affected population of dementia increases.

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

On April 1, 2014, we entered into an addendum to the agreement with Sonos. The addendum stipulated Sonos shall receive 325,000 restricted shares of the company’s common stock for services to be provided to the company. The company has recognized an expense of $487,500 to research and development. Specific services to be provided shall be those services originally identified in the Sonos Agreement as Phase 5 – Testing of the device, Phase 6 – Refinements, changes and CAD modeling updates of the design, and Phase 7- Production of or make changes to the device as necessary. The warrants that were to be issued for Phase 4 will not be issued and are null and void. In addition, we committed to pay Sonos up to One Million Dollars ($1,000,000) for research and development costs. Costs will be recognized when incurred. To date, Sonos has been issued 325,000 restricted shares of our common stock and warrants to purchase 25,000 shares of our common stock at $2.00 per share.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

For the three months ended March 31, 2015 and 2014, we did not generate any revenues.

Operating expenses

Operating expenses decreased by $97,934, or 14.5%, to $574,753 in the three months ended March 31, 2015 from $674,688 in the three months ended March 31, 2014 primarily due to decreases in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options and professional fees offset by increases in research and development.

Operating expenses for the three months ended March 31, 2015 were approximately comprised of marketing costs of $36,000, $281,000 in consulting services costs, research and development costs of $135,000, compensation expense of $77,000, professional fees of $7,000, travel costs of $31,000, and other operating expenses.

Operating expenses for the three months ended March 31, 2014 were approximately comprised of marketing costs of $41,000, $500,000 in consulting services costs, compensation expense of $62,000, professional fees of $37,000, travel costs of $29,000, and other operating expenses.

Other income (expenses)

Other expense decreased by $60,325, or 41.9%, to $83,606 in the three months ended March 31, 2015 from $143,931 in the three months ended March 31, 2014 primarily related to a decrease in the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2014 and in the current year to date offset by an increase in interest expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2015 totaled $660,359 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to $818,619 for the three months ended March 31, 2014 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenue

For the nine months ended March 31, 2015 and 2014, we did not generate any revenues.

Operating expenses

Operating expenses decreased by $291,673, or 14.7%, to $1,693,383 in the nine months ended March 31, 2015 from $1,985,056 in the nine months ended March 31, 2014 primarily due to consultant costs and professional fees offset by research and development, compensation expense and travel expenses.

Operating expenses for the nine months ended March 31, 2015 were approximately comprised of research and development costs of $379,000, $750,000 in consulting services costs, $136,000 in marketing expenses, compensation expense of $253,000, professional fees of $70,000, travel costs of $85,000, and other operating expenses.

Operating expenses for the nine months ended March 31, 2014 were approximately comprised of research and development costs of $177,000, $1,300,000 in consulting services costs; $128,000 in marketing expenses, professional fees of $113,000, travel costs of $64,000, and other operating expenses.

Other income (expenses)

Other expense decreased by $137,063, or 33.1%, to $276,927 in the nine months ended March 31, 2015 from $413,995 in the nine months ended March 31, 2014 primarily related to a decrease in the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2014 and in the current year to date offset by an increase in interest expense.

Net loss before income taxes

Net loss before income taxes for the nine months ended March 31, 2015 totaled $1,970,310 primarily related to research and development costs, marketing costs, consulting services costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, travel costs, and professional fees compared to $2,399,051 for the nine months ended March 31, 2014 primarily related to marketing costs, research and development costs, consulting services cost, legal and audit costs and travel costs.

Assets and Liabilities

Assets were $449,445 as of March 31, 2015. Assets consisted of cash of $24,832, prepaid expenses of $290,713, which includes $251,221 for the issuance of stock and options for consulting services and financing fees, and patent rights of $133,900. Liabilities were $2,289,230 as of March 31, 2015. Liabilities consisted of accounts payable of $281,160, related party payable of $363,393, notes payable to related parties of $113,000, and convertible notes to stockholders, net of debt discount, of $1,531,677.

Stockholders’ Deficit

Stockholders’ deficit was $1,839,785 as of March 31, 2015. Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, proceeds from issuance of shares of common stock totaling $1,238,236, net of issuance costs, beneficial conversion feature associated with convertible note of $829,885, shares associated with warrants, options and issuances for services of $4,196,633 and shares issued for patent rights totaling $6,600, offset primarily by the accumulated deficit of $8,125,038 at March 31, 2015.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $23,144 in the nine months ending March 31, 2015 resulting from cash used in operating activities of $643,406, offset partially by cash provided by financing activities of $666,550.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2015	2014

Cash at beginning of period	$1,688	$8
Net cash used in operating activities	(643,406)	(743,918)
Net cash provided by financing activities	666,550	751,032
Cash at end of period	$24,832	$7,122

Cash Flows from Operating Activities – For the nine months ended March 31, 2015, net cash used in operations was $643,407 compared to net cash used in operations of $743,918 for the nine months ended March 31, 2014. Net cash used in operations was primarily due to a net loss of $1,970,310 for the nine months ended March 31, 2015, stock issued for services of $742,821, accretion of debt discount of $128,376, issuance of options for $225,074, and the changes in operating assets and liabilities of $230,633.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine months ending March 31, 2015 was $666,550, compared to net cash provided of $751,032 in the same period in 2014. The increase in net cash provided by financing activities was mainly due to proceeds from notes payable to stockholders of $250,000, proceeds from related party of $270,000 and proceeds from issuance of common stock of $146,550.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had a accumulated deficit of $8,125,038 and $6,154,728 at March 31, 2015 and June 30, 2014, respectively, and had a net loss of $1,970,310 and $2,399,051 for the nine months ended March 31, 2015 and 2014, respectively, and net cash used in operating activities of $643,406 and $743,918 for the nine months ended March 31, 2015 and 2014, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The following table sets forth our current contractual obligations as of March 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$1,727,500	$47,500	$1,680,000	-	-
Operating Leases	$6,475	$2,100	$4,375	-	-
Total	$1,733,975	$49,600	$1,684,375	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended March 31, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ending March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three month period ended March 31, 2015, the Company entered into various stock purchase agreements with third parties between January and March of 2015, under which we issued 250,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $281,250, net of related costs of $31,250. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

For the three month period ended March 31, 2015, the Company issued 124,000 shares of common stock to various individuals as payment for consulting services per contracts dated between January and March 2015. The aggregate Fair Market Value of these shares was approximately $98,500 as the fair market value of the stock was between $0.74 and $1.01 per share. The Company used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three and nine months ended March 31, 2015 furnished in XBRL).

101.INS	Interactive Data File (Form 10-Q for the three and nine months ended March 31, 2015 furnished in XBRL).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ___________

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

Cerebain Biotech Corp. A Nevada corporation

Date: May 12, 2015	By:	/s/ ERIC CLEMONS
Eric Clemons, President (Principal Executive Officer)

Date: May 12, 2015	By:	/s/ WESLEY TATE
Wesley Tate, Chief Financial Officer (Principal Financial and Accounting Officer)

