Form 10-K
period 2015-06-30
CEREBAIN BIOTECH CORP.
filed 2015-09-22
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

CEREBAIN BIOTECH CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54381	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

13727 Noel Road, Tower II, Suite 200 Dallas, TX 75240
(Address of principal executive offices)

949-415-7478
(Registrant’s telephone number, including area code)

_________________________________________________________
(Former name, address, if changed since last report)

_________________________________________________________
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2014 is approximately $3,330,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 17, 2015
Common Stock, $0.001 par value	4,835,347

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CEREBAIN BIOTECH CORP.

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

2015 ANNUAL REPORT ON FORM 10-K

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

On April 15, 2014, we completed the solicitation of votes of stockholders. A majority of our shareholders voted to amend our Articles of Incorporation to change our name to Cerebain Biotech Corp. As a result of this action, we changed the name of our wholly-owned subsidiary to Cerebain Operating Inc. In addition, a majority of our shareholders voted to amend our Articles of Incorporation to effectuate a reverse split of our common stock at a ratio of 1-for-10 and approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan. All share and per share information was retroactively adjusted at that time to reflect the reverse split of our common stock.

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

Rights fees of $50,000 were incurred during the years ended June 30, 2015 and 2014, respectively, and legal fees totaling approximately $14,000 and $6,000 was incurred during each of the years ended June 30, 2015 and 2014, respectively.

The accrued payable of $100,000 pertaining to the rights fees at June 30, 2015 and 2014 is included in related party payables.

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

Statistics

▪ Affected population worldwide

According to the Alzheimer’s Association 2015 Alzheimer’s Disease Facts and Figures, an estimated 5.3 million Americans have Alzheimer's disease in 2015, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. Almost two-thirds, 3.2 million, of American seniors living with Alzheimer's are women. Within the next 10 years, 19 states will see a 40 percent or greater growth in the number of people with Alzheimer’s. Someone in the United States develops Alzheimer’s every 67 seconds. In 2050, someone in the United States will develop the disease every 33 seconds.

In addition, the Alzheimer’s Association stated Alzheimer’s disease is the 6th leading cause of death in the United States and the 5th leading cause of death for those aged 65 and older. In 2013, over 84,000 Americans officially died from Alzheimer’s; in 2015, an estimated 700,000 people will die with Alzheimer’s, meaning they will die after having developed the disease. Deaths from Alzheimer have increased 71 percent from 2000 to 2013, while deaths from other major diseases (including heart disease, stroke, breast and prostate cancer, and HIVAIDS) decreased. Alzheimer’s is the only cause of death among the top 10 in America that cannot be prevented, cured, or even slowed.

According to the 2015 World Alzheimer Report, in 2015 about 46.8 million people had dementia worldwide. The report stated that this figure is likely to nearly double every 20 years, to nearly 74.7 million in 2030 and 131.5 million in 2050. For 2015, they estimate over 9.9 million new cases of dementia each year worldwide, implying one new case every 3.2 seconds. The regional distribution of new dementia cases is 4.9 million (49% of the total) in Asia, 2.5 million (25%) in Europe, 1.7 million (18%) in the Americas, and 0.8 million (8%) in Africa.

▪ Cost

According to the Alzheimer’s Association 2015 Alzheimer’s Disease Facts and Figures, unpaid caregivers are primarily immediate family members, but they may be other relatives and friends. In 2014, 15.7 million family and friends provided an estimated 17.9 billion hours of unpaid care, a contribution to the nation valued at over $217.7 billion. Nearly 60 percent of Alzheimer’s and dementia caregivers rate the emotional stress of caregiving as high or very high; about 40 percent suffer from depression. Due to the physical and emotional toll of caregiving, Alzheimer’s and dementia caregivers had $9.7 billion in additional health care costs of their own in 2014.

According to the 2015 World Alzheimer Report, the global cost of care for dementia will likely exceed $818 billion in 2015, or 1.09 percent of the world's gross domestic product (GDP). These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase dramatically as the affected population of dementia increases.

▪ Cost to Nation

According to the Alzheimer’s Association 2015 Alzheimer’s Disease Facts and Figures, Alzheimer’s disease is the most expensive condition in the nation. In 2015, the direct costs to American society of caring for those with Alzheimer's will total an estimated $226 billion, with half of the costs borne by Medicare. Nearly one in every five Medicare dollars is spent on people with Alzheimer’s and other dementias. In 2050, it will be one in every three dollars. The average per-person Medicare spending for those with Alzheimer's and other dementias is three times higher than for those without these conditions. The average per-person Medicaid spending for seniors with Alzheimer's and other dementias is 19 times higher than average per-person Medicaid spending for all other seniors. Unless something is done, in 2050, Alzheimer’s will cost over $1.1 trillion (in 2015 dollars). Costs to Medicare will increase over 400 percent to $589 billion.

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

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos on September 24, 2012 to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 65,000 shares of our common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase.

On April 1, 2014, we entered into an addendum to the agreement with Sonos. The addendum stipulated Sonos shall receive 325,000 restricted shares of our common stock for services to be provided to the company. We recognized a prepaid expense of approximately $488,000, of which approximately $366,000 and $122,000 was expensed to research and development in the years ended 2015 and 2014, respectively. Specific services to be provided shall be those services originally identified in the Sonos Agreement as Phase 5 – Testing of the device, Phase 6 – Refinements, changes and CAD modeling updates of the design, and Phase 7- Production of or make changes to the device as necessary. The warrants that were to be issued for Phase 4 will not be issued and are hereby null and void. In addition, we committed to pay Sonos up to One Million Dollars ($1,000,000) for research and development costs. Costs will be recognized when incurred. To date, Sonos has been issued 325,000 restricted shares of the company’s stock, 25,000 warrants to purchase the company’s stock and paid approximately $154,000.

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

Industry Overview

As noted above, according to the 2015 World Alzheimer Report, in 2015 approximately 46.8 million people have dementia worldwide. With regard to Alzheimer's disease which is the main cause of dementia, there are about 5.3 million Americans who have already been diagnosed with Alzheimer's disease and someone in the United States develops Alzheimer’s every 67 seconds. The global cost of care for dementia exceeded $818 billion in 2015, or 1.09 percent of the world's gross domestic product (GDP) according to the 2015 World Alzheimer Report. These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase drastically as the affected population of dementia increases.

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

Employees and Contractors

As of the date of this filing, we have 2 employees and 15 independent contractors. Both of our employees have agreed to defer their annual salaries and accept a consulting fee in the same amount.

Facilities

Our principal executive and administrative offices, and those of Cerebain, are currently located at 13727 Noel Road, Tower II, Suite 200, Dallas, TX 75240. Our office space is located at an executive suites location and is leased on a month to month basis. Our monthly lease payment is $149 per month. Due to the nature of our business, the majority of our operations and research & development are outsourced, thereby reducing the need for a sizeable facility.

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

Our financial statements as of June 30, 2015 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTC Bulletin Board under the symbol “CBBT” There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive and administrative offices, and those of Cerebain, are currently located at 13727 Noel Road, Tower II, Suite 200, Dallas, TX 75240. Our monthly rent for this location is $149.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “CBBT.” We were listed on September 19, 2011. There are 4,835,347 shares outstanding. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Fiscal Year ended June 30, 2015

	High	Low
First Quarter	$1.97	$1.20
Second Quarter	$1.50	$1.00
Third Quarter	$1.43	$0.95
Fourth Quarter	$1.09	$0.75

	Fiscal Year ended June 30, 2014

	High	Low
First Quarter	$12.90	$5.00
Second Quarter	$6.50	$1.60
Third Quarter	$3.20	$1.60
Fourth Quarter	$1.30	$3.25

(b) Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on June 30, 2015 was 111. Many of the shares of our common stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

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

(d) Equity Compensation Plans

On April 15, 2014, shareholders of the company approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan.

In December 2014, we entered into consulting agreements with two individuals. The agreements called for an issuance of options to purchase up to a total of 100,000 shares of our common stock at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. The options were fully vested on date of issuance.

In October 2014, we entered into employee agreements addendums with two individuals, namely Eric Clemons and Wesley Tate, our executive officers. The agreements called for an issuance of options to purchase up to a total of 150,000 shares of our common stock, under the Company’s 2014 Omnibus Stock Grant and Option Plan, at an exercise price of $1.20 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $134,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 30,000 of the options to purchase our common stock have vested.

In June 2013, we entered into employee agreements with two individuals, namely Eric Clemons and Wesley Tate, our executive officers. The agreements called for an issuance of options to purchase up to a total of 150,000 shares of our common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $1.2 million. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 90,000 of the options to purchase our common stock have vested.

Recent Sales of Unregistered Securities

For the three month period ended June 30, 2015, we issued 13,500 shares of common stock to individuals as payment for consulting services per contracts dated between May 2015 and June 2015. The aggregate Fair Market Value of these shares was approximately $9,000 as the fair market value of the stock was between $0.67 and $0.70 per share. We used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Overview

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes the following sections:

•	Results of Operations
•	Liquidity and Capital Resources
•	Capital Expenditures
•	Fiscal Year End
•	Going Concern
•	Critical Accounting Policies · Recent Accounting Pronouncements
•	Off-Balance Sheet Arrangements · Inflation

Results of Operations

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Revenue

For the fiscal years ended June 30, 2015 and June 30, 2014, we did not generate any revenues.

Operating expenses

Operating expenses decreased by $736,383, or 25.7%, to $2,126,845 in the fiscal year ended June 30, 2015 from $2,863,228 in the fiscal year ended June 30, 2014 primarily due to decreases in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options and professional fees offset by increases in research and development and travel costs.

Operating expenses for the fiscal year ended June 30, 2015 were approximately comprised of marketing costs of $172,000, $1,022,000 in consulting services costs primarily paid through the issuance of our common stock, research and development costs of $379,000, compensation expense of $321,000, professional fees of $84,000, travel costs of $124,000, and other operating expenses.

Operating expenses for the fiscal year ended June 30, 2014 were comprised of marketing costs of $172,000, $1,847,000 in consulting services costs primarily paid through the issuance of our common stock, research and development costs of $349,000, compensation expense of $256,000, professional fees of $147,000, travel costs of $84,000, and other operating expenses.

Other income (expenses)

Other expense increased by $307,401, or 60.8%, to $812,872 in the fiscal year ended June 30, 2015 from $505,471 in the fiscal year ended June 30, 2014 primarily related to the accretion of recorded debt discounts related to notes payable issued throughout the year ended June 30, 2015 and in the previous fiscal years ending June 2014 and 2013.

Net loss before income taxes

Net loss before income taxes for the fiscal year ended June 30, 2015 totaled $2,939,717 primarily due marketing, consulting services costs, legal, accounting and other professional fees, loan interest and amortized costs expense, research and development costs, compensation expense, employee expense and travel costs compared to $3,368,699 for the fiscal year ended June 30, 2014 primarily due to marketing, consulting services costs, legal, accounting and other professional fees, loan interest and amortized costs expense, research and development costs, compensation expense, employee expense and travel costs.

Assets and Liabilities

Assets were $369,613 as of June 30, 2015. Assets consisted of cash of $486, prepaid expense of $185,227, and patent rights of $183,900. Liabilities were $2,746,476 as of June 30, 2015. Liabilities consisted primarily of accounts payable of $929,945, short term notes payable of $131,000, and convertible notes to stockholders, net of debt discount, of $1,685,531.

Stockholders’ Deficit

Stockholders’ deficit was $2,376,863 as of June 30, 2015. Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,238,236, net of issuance costs, beneficial conversion feature associated with convertible note of $1,184,813, shares issued in conversion of liabilities of $386,750, shares associated with warrants, options and issuances for services of $3,887,283 and shares issued for patent rights totaling $6,600, offset primarily by the deficit accumulated of $9,094,445 at June 30, 2015.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $1,202 in the fiscal year ending June 30, 2015 resulting from cash provided by financing activities of $709,550, offset partially by cash used in operating activities of $710,752.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Fiscal Year Ended June 30,
	2015	2014

Cash at beginning of period	$1,688	$8
Net cash used in operating activities	(710,752)	(874,352)
Net cash used in investing activities	-	-
Net cash provided by financing activities	709,550	876,032
Cash at end of period	$486	$1,688

Cash Flows from Operating Activities – For the fiscal year ending June 30, 2015, net cash used in operations was $710,752 compared to net cash used in operations of $874,352 for the fiscal year ending June 30, 2014. Net cash used in operations was primarily due to a net loss of $2,939,717 for fiscal year ending June 30, 2015, accretion of debt discount of $612,158, stock issued for services of $847,190 and issuance of options for $293,400.

Cash Flows from Investing Activities – Net cash flows used in investing activities was $0 in the fiscal year ending June 30, 2015, compared to net cash used in investing activities of $0 in the same period in 2014.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the fiscal year ending June 30, 2015 was $709,550, compared to net cash provided of $876,032 in the same period in 2014. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock, net of offering costs, and proceeds from notes payable to shareholders.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended June 30, 2015. We had a deficit accumulated of $9,094,445 and $6,154,728 at June 30, 2015 and 2014, respectively, and had a net loss of $2,939,717 for the fiscal year ending June 30, 2015 and $3,368,699 for the fiscal year ended June 30, 2014, and net cash used in operating activities of $710,752 for the fiscal year ending June 30, 2015 and $874,352 for the fiscal year ended June 30, 2014, with no revenue earned since inception.

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

Stock Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Accounting for Derivative Financial Instruments

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomial method.

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest rate method.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The following table sets forth our current contractual obligations as of June 30, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$1,752,500	$277,500	$1,475,000	-	-
Operating Leases	$3,892	$1,652	$2,240	-	-
Total	$1,756,392	$279,152	$1,477,240	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended June 30, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Eric Clemons	44	President and a Director
Wesley Tate	52	Chief Financial Officer, Secretary and a Director

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

During the most recent fiscal year, to the best of our knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Eric Clemons	1	1	0
Wesley Tate	1	1	0

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

We maintain a Scientific Advisory Board to assist the Board of Directors by reviewing and evaluating our research and development programs. Dr. Husain serves as the Principal Scientist of our Scientific Advisory Board.

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

Item 11. Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Eric Clemons, our President, Wesley Tate, our Chief Financial Officer and Secretary, and Gerald DeCiccio, our former President and Chief Executive Officer, Chief Financial Officer and Secretary, for all services rendered in all capacities to us in fiscal years ended June 30, 2015, 2014 and 2013.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the fiscal years ended June 30, 2015, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Eric Clemons	2015	$129,492	$0	$45,500	$174,992
President	2014	$156,574	$0	$59,000	$215,574
	2013	$12,265	$10,000	$0	$22,265

Wesley Tate	2015	$76,250	$0	$3,750	$80,000
CFO and Secretary	2014	$93,625	$0	$0	$93,625
	2013	$18,034	$0	$0	$18,034

Gerald DeCiccio (1) (2)	2015	$0	$0	$0	$0
Former President and	2014	$0	$0	$0	$0
Chief Executive Officer	2013	$21,080	$0	$0	$21,080

________________

(1)

On February 9, 2012, we acquired Cerebain in a reverse acquisition transaction and, in connection with that transaction, Mr. DeCiccio was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. DeCiccio resigned from these officer positions in January 2013.

(2)	Includes $21,080 paid to Mr. DeCiccio by Cerebain for the fiscal year ended June 30, 2013.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended June 30, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eric Clemons	60,000	40,000	-0-	5.00	2023	-0-	-0-	-0-	-0-

Wesley Tate	30,000	20,000	-0-	5.00	2023	-0-	-0-	-0-	-0-

Eric Clemons	20,000	80,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Wesley Tate	10,000	40,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Employment Agreements

On June 15, 2013, we entered into an employment agreement with Eric Clemons. Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. In addition, we also issued Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On October 1, 2014, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Clemons shall be paid an annual salary of One Hundred Ninety Five Thousand Dollars ($195,000) and the Company issued Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Clemons has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount. On March 1, 2015, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, Mr. Clemons shall be paid a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities, where the purchaser of said Securities has been directly introduced to the Company by Mr. Clemons. According to the terms of this agreement, Mr. Clemons was compensated $31,250 for the year ended June 30, 2015.

On June 15, 2013, we entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, we also will issue Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, we entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On April 1, 2014, we entered into an addendum to this agreement in which Mr. Tate was issued stock in the amount of 25,000 of the company’s common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company. The company recognized a prepaid expense of approximately $37,500, of which $28,000 and $9,000 was expensed in the years ended 2015 and 2014, respectively. On October 1, 2014, the Company entered into an addendum to the employment agreement with Wesley Tate. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Tate shall be paid an annual salary of One Hundred Fifty Six Thousand Dollars ($156,000) and the Company issued Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

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

The following represents a summary of the Equity Compensation grants and options awards outstanding at June 30, 2015 and changes during the years then ended:

	Options	Options Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2013	150,000	$5.00	$-
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2014	150,000	$5.00	$-
Granted	150,000	1.20	$-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2015	300,000	$3.10	$-
Exercisable at June 30, 2015	120,000	$3.10	$-
Expected to be vested	300,000	$3.10	$-
Compensation to be recognized	$580,100
Forfeiture Rate	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of June 30, 2015 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Eric Clemons (3) (5)	755,122		15.36%
Wesley Tate (3) (6)	112,203		2.30%
Dr. Surinder Singh Saini, MD	825,000		17.06%
Sonos Models, Inc.(7)	350,000		7.20%
Brad Vroom	497,938	(4)	9.89%
All Officers and Directors as a Group (2 Persons)	867,325		17.50%

35

___________________

(1)

Based on 4,835,347 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Cerebain Operating, Inc., 13727 Noel Road, Tower II, Suite 200, Dallas, TX 75240.

(3)	Indicates an officer and/or director of the Company.

(4)

Includes 197,938 shares of our common stock that Mr. Vroom could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Vroom to own more than 9.9% of our common stock.

(5)	Includes options to purchase 60,000 shares of common stock, at an exercise price of $5.00 per share and 20,000 shares of common stock, at an exercise price of $1.20 per share.

(6)	Includes options to purchase 30,000 shares of common stock, at an exercise price of $5.00 per share and 10,000 shares of common stock, at an exercise price of $1.20 per share.

(7)	Includes warrants to purchase 25,000 shares of our common stock at $2.00 per share.

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

Equity Compensation Plans

On April 15, 2014, shareholders of the company approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan.

In December 2014, we entered into consulting agreements with two individuals. The agreements called for an issuance of options to purchase up to a total of 100,000 shares of our common stock at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. The options were fully vested on date of issuance.

In October 2014, we entered into employee agreements addendums with two individuals, namely Eric Clemons and Wesley Tate, our executive officers. The agreements called for an issuance of options, under the terms of the 2014 Omnibus stock Grant and Option Plan, to purchase up to a total of 150,000 shares of our common stock at an exercise price of $1.20 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $134,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 30,000 of the options to purchase our common stock have vested.

In June 2013, we entered into employee agreements with two individuals, namely Eric Clemons and Wesley Tate, our executive officers. The agreements called for an issuance of options to purchase up to a total of 150,000 shares of our common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $1.2 million. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 90,000 of the options to purchase our common stock have vested.

The following represents a summary of the Equity Compensation grants and options awards outstanding at June 30, 2015 and changes during the years then ended:

2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,000	$1.20	3,605,000
Equity compensation plans not approved by security holders	250,000	$1.24	-
Total	400,000	$2.65	3,605,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2014, we entered into employee agreements addendums with two individuals, namely Eric Clemons and Wesley Tate, our executive officers. The agreements called for an issuance of options, under the terms of the 2014 Omnibus stock Grant and Option Plan, to purchase up to a total of 150,000 shares of our common stock at an exercise price of $1.20 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $134,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 30,000 of the options to purchase our common stock have vested.

In June 2013, we entered into employee agreements with two individuals, namely Eric Clemons and Wesley Tate, our executive officers. The agreements called for an issuance of options to purchase up to a total of 150,000 shares of our common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $1.2 million. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 90,000 of the options to purchase our common stock have vested.

Item 14. Principal Accounting Fees and Services

Audit-Related Fees

The aggregate fees billed in 2015 by Hartley Moore Accountancy Corporation for the review of the Company’s statements included in our quarterly reports on Form 10-Q for March 31, 2015, December 31, 2014 and September 30, 2014 were $7,500.

The aggregate fees billed by Hartley Moore Accountancy Corporation for the audit of our financial statements in 2015 were $7,500.

Tax Fees

We did not incur any fees for tax services for fiscal year ended 2015.

All Other Fees

None

Item 15. Exhibits, Financial Statement Schedules.

(a)  The Exhibits listed below are filed as part of this Annual Report.

Item No.	Description

3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2015 furnished in XBRL).
101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2015 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	filed herewith
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

Cerebain Biotech Corp. a Nevada corporation

Dated: September 22, 2015	By:	/s/ Eric Clemons
Eric Clemons
President

CEREBAIN BIOTECH CORP. AND SUBSIDIARIES

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.):

We have audited the consolidated balance sheet of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. The entity has no revenues, has suffered recurring losses from operations and has limited cash. The Company may not have adequate readily available resources to fund operations through fiscal 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Irvine, California

September 22, 2015

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$486	$1,688
Prepaid expenses	185,227	694,292
Total current assets	185,713	695,980

Long-term assets:
Patent rights	183,900	133,900
Total long-term assets	183,900	133,900

Total assets	$369,613	$829,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$399,486	$133,200
Related party payables	530,459	288,009
Convertible note to stockholders, current portion, net of debt discount of $66,969 and $0, respectively	210,531	-
Notes payable to stockholders	18,000	-
Related party notes payable	113,000	144,153
Total current liabilities	1,271,476	565,362

Long term liabilities:
Convertible note to stockholders, net of debt discount of $0 and $444,127, respectively	1,475,000	1,058,373
Total Long term liabilities	1,475,000	1,058,373

Total liabilities	2,746,476	1,623,735

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
4,835,347 and 4,176,323 shares issued and outstanding at June 30, 2015 and 2014, respectively	4,835	4,176
Additional paid in capital	6,712,747	5,356,697
Accumulated deficit	(9,094,445)	(6,154,728)
Total stockholders’ deficit	(2,376,863)	(793,855)

Total liabilities and stockholders’ deficit	$369,613	$829,880

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended June 30,
	2015	2014
Operating Expenses
Selling, general and administrative expenses	$1,575,681	$2,342,555
Research and development costs	379,125	349,035
Marketing expenses	172,039	171,638
Depreciation	-	-
Total operating expenses	2,126,845	2,863,228
Other (income) expense
Accretion of debt discount	612,158	363,755
Interest Expense	200,714	141,716
Total other (income) expense	812,872	505,471
Net operating loss	(2,939,717)	(3,368,699)

Loss before income taxes	(2,939,717)	(3,368,699)
Income taxes	-	-
Net loss	$(2,939,717)	$(3,368,699)

Loss per share:
Basic and diluted loss per share	$(0.65)	$(0.93)
Basic and diluted weighted average shares outstanding	4,507,047	3,615,160

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock # of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, June 30, 2013	3,158,000	$3,158	$1,924,039	$(2,786,029)	$(858,832)
Shares issued for cash	20,000	20	29,980		30,000
Shares issued for services	998,323	998	2,588,518		2,589,516
Warrants issued			65,660		65,660
Options issued			246,500		246,500
Beneficial conversion feature associated with convertible note			502,000		502,000
Net loss for the year				(3,368,699)	(3,368,699)
Balance, June 30, 2014	4,176,323	$4,176	$5,356,697	$(6,154,728)	$(793,855)
Shares issued for cash	340,198	340	416,210		416,550
Shares issued for services	257,500	258	229,617		229,875
Shares issued for conversion of related parties payable	48,435	48	72,605		72,653
Shares issued for conversion of convertible notes payable	12,891	13	25,768		25,781
Options issued			376,850		376,850
Beneficial conversion feature associated with convertible note			235,000		235,000
Net loss for the year				(2,939,717)	(2,939,717)
Balance, June 30, 2015	4,835,347	$4,835	$6,712,747	$(9,094,445)	$(2,376,863)

 See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,939,717)	$(3,368,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	612,158	363,755
Warrants issued for research and development	-	65,660
Stock compensation related to stock options	293,400	246,500
Amortization of prepaid consulting compensation	837,190	1,581,408
Changes in operating assets and liabilities:
Prepaid Expenses	(14,800)	(2,967)
Accounts payable	266,286	52,046
Related party payables	234,731	200,825
Accrued Payroll and Taxes	-	(12,880)
Net cash used in operating activities	(710,752)	(874,352)

Cash flows from investing activities:
	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	416,550	30,000
Notes Payable to related parties	-	1,600
Repayment of notes payable to related parties	-	(31,068)
Repayment of notes payable to stockholders	-	(5,720)
Notes payable to stockholders	293,000	881,220
Net cash flows provided by financing activities:	709,550	876,032

Net change in cash and cash equivalents	(1,202)	1,680
Cash and cash equivalents- beginning of period	1,688	8
Cash and cash equivalents- end of period	$486	$1,688

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$6,500	$1,803
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Issuance of common stock issuable	$-	$30,000
Beneficial conversion feature on convertible note	$235,000	$502,000
Stock issued for prepaid asset	$229,875	$2,271,200
Conversion of convertible notes payable and interest to stock	$25,781	$-
Stock issued for satisfaction of related party payables	$-	$37,822
Options issued for prepaid services	$83,450	$-
Conversion of related party payable, notes payable and interest into stock	$72,653	$288,316
Related party payable for capitalized patent cost	$50,000	$50,000

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of $9,094,445 and $6,154,728 at June 30, 2015 and 2014, respectively, had a net loss of $2,939,717 and $3,368,699 for the fiscal years ended June 30, 2015 and 2014, respectively, and net cash used in operating activities of $710,752 and $874,352 for the fiscal years ended June 30, 2015 and 2014, respectively, with no revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense charged to operations was approximately $172,000 for each of the years ended June 30, 2015 and 2014.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations for the years ended June 30, 2015 and 2014 were approximately $379,000 and $349,000, respectively.

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

Non-Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received whichever is more readily determinable.

Accounting for Derivative Financial Instruments

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomial method.

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest rate method. The Company has recorded a BCF to the notes issued (see Note 6).

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2015 and 2014, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. In addition, the Company also will issue Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On October 1, 2014, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Clemons shall be paid an annual salary of One Hundred Ninety Five Thousand Dollars ($195,000) and the Company issued Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Clemons has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount. On March 1, 2015, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, Mr. Clemons shall be paid a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities, where the purchaser of said Securities has been directly introduced to the Company by Mr. Clemons. According to the terms of this agreement, Mr. Clemons was compensated $31,250 for the year ended June 30, 2015.

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, the Company also will issue Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On April 1, 2014, the Company entered into an addendum to this agreement in which Mr. Tate was issued stock in the amount of 25,000 of the company’s common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company. The company recognized a prepaid expense of approximately $37,500, of which $28,000 and $9,000 was expensed in the years ended 2015 and 2014, respectively. On October 1, 2014, the Company entered into an addendum to the employment agreement with Wesley Tate. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Tate shall be paid an annual salary of One Hundred Fifty Six Thousand Dollars ($156,000) and the Company issued Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

Contracts

On September 24, 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 65,000 shares of the Company’s common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase (See Note 8). On April 1, 2014, the Company entered into an addendum to the agreement with Sonos. The modifications made to the agreement state that Sonos shall receive 325,000 restricted shares of the Company’s common stock for Services provided to the Company. The warrants that were to be issued for Phase 4 will not be issued and will not be due. In addition, the Company committed to pay Sonos up to One Million Dollars ($1,000,000) for Research and Development costs. The Company recorded the $488,000 value of the shares issued as a prepaid expense and is amortizing the expense associated with these issuances over a twelve-month period. For the nine and three month periods ended March 31, 2015, the Company has recognized an expense of approximately $366,000 and $122,000, respectively, associated with this agreement. The contract is fully amortized.

Consulting Agreements

The Company has service and consulting agreements with various individuals to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an aggregate 678,500 shares of the Company’s common stock and cash payments of $198,000 and $185,000 for the fiscal years ended 2015 and 2014, respectively. These contracts are for twelve months to 24 months beginning between December 2013 and June 2015 and may be renewed or extended for any period as may be agreed by the parties. As of June 30, 2015 the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to twenty four months, the Company recorded approximately $1,976,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to twenty four month period. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $395,000 and $1,450,000, respectively. The unamortized portions of these contracts are approximately $130,000 and included in prepaid expenses on the balance sheet at June 30, 2015.

The Company has entered into consulting agreements with two individuals to provide business consulting services. For compensation of these services, they were issued options to acquire up to 100,000 shares of our common stock, fully paid and non-assessable at an exercise price of $1.30 per share. These agreements are for twelve months beginning December 2014 (See Note 8) and the company recorded approximately $83,000 as a prepaid expense to be amortized over the twelve month period. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $49,000 and $0, respectively. The unamortized portions of these contracts are approximately $35,000 and included in prepaid expenses on the balance sheet at June 30, 2015.

The Company has entered into a consulting agreement with an individual to provide marketing and social media strategy services. For compensation of these services, they were paid an engagement fee of $30,000 and a monthly consulting fee of $3,500. This agreement is for twelve months beginning March 2015 and the company recorded approximately $30,000 of the engagement fee as a prepaid expense to be amortized over the twelve month period. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $10,000 and $0, respectively. The unamortized portion of this contract is approximately $20,000 and included in prepaid expenses on the balance sheet at June 30, 2015.

As of June 30, 2015, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ending June 30,

2016	$185,000
2017	$-
Total	$185,000

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

Rights fees of $50,000 were incurred during the years ended June 30, 2015 and 2014, respectively, and legal fees totaling approximately $14,000 and $6,000 was incurred during each of the years ended June 30, 2015 and 2014, respectively.

The accrued payable of $100,000 pertaining to the rights fees at June 30, 2015 and 2014 is included in related party payables.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Short Term Note Payable

On June 30, 2013, the Company converted $84,915 of related party payables owed under consulting agreements, into related party notes payable. The notes matured on December 31, 2013 and accrued interest at two (2.0) percent per annum at maturity. On June 16, 2014, the company converted $30,694 of related party notes payable to common stock. On September 30, 2014, the company converted $31,153 of related party notes payable as well as $41,500 of other related party payables to the same note holder, to common stock (See Note 7). As of June 30, 2015, the outstanding balance of the related party payables is $0.

On January 18, 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to common stock. As of June 30, 2015, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

On May 1, 2015, the Company entered into an unsecured $10,000 promissory note with a stockholder. The note matures on June 1, 2015 and accrues interest at seven and one-half (7.5) percent per annum at maturity. As of June 30, 2015, the outstanding balance of the related party payables is $10,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

On May 8 and June 6, 2015, the Company entered into an unsecured promissory note totaling $8,000 with a stockholder. The terms of the note have not been negotiated.

Long Term Note Payable

Convertible Note Payable

The Company has entered into various unsecured convertible promissory notes with non-affiliate stockholders totaling $1,752,500. Of this amount, $1,502,500 of notes was outstanding at June 30, 2014, and the remainder was issued during the fiscal year ended June 30, 2015. The principal amounts of these notes are between $15,000 and $1,475,000. Under the terms of these notes, they mature between June 2015 and June 2017, accrue interest at between 7.5% and 8.0% per annum, and are convertible into shares of our common stock at a conversion rates of between $1.00 and $5.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The Company used a recent sale of stock to determine the fair market value of these transactions. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares. In December 2014, the company converted $25,000 of convertible notes payable and accrued interest of $781 and issued 12,891 shares of restricted stock (See Note 7). In addition, the Company issued to a holder 50,000 shares of the company’s common stock. The Company recorded the $135,000 value of the shares issued as a prepaid expense and will amortize the expense associated with this issuance over a twenty-four month period. The Company used a recent sale of stock to determine the fair market value of the transaction. For the fiscal years ended June 30, 2015 and 2014, the company recognized an expense of approximately $68,000 and $39,000, respectively, associated with is issuance.

To properly account for certain Convertible Promissory Notes, the Company performed a detailed analysis to obtain a thorough understanding of the transactions, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, to identify whether any equity-linked features in the Notes are freestanding or embedded. The Company determined that there were no free standing features. The Notes were then analyzed in accordance with Topic 815 to determine if the Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Notes did not meet the requirements of Topic 815 and therefore accounted for the Notes as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that some of Notes met the criteria of a conventional convertible note and that the Note had a beneficial conversion feature, which was recorded as a debt discount against the face amount of the Note, indicated above. The Convertible Promissory Notes had an aggregate beneficial conversion feature valued at approximately $679,000, which was recorded as a debt discount against the face amount of the Notes, which is being accreted to interest expense over the 24 month term of the Notes. The Company recognized an expense of approximately $612,000 and $364,000 for the fiscal years ended 2015 and 2014, respectively. The interest expense expected to be recognized in future years is approximately $67,000.

Accrued interest on all notes payable to stockholders and other related parties at June 30, 2015 totaled $264,267 and is included in related party payables.

As of June 30, 2015, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2016	$277,500
2017	$1,475,000
Total	$1,752,500

NOTE 7 – STOCK TRANSACTIONS

For the fiscal year ended June 30, 2015, the Company entered into various stock purchase agreements with third parties between July of 2014 and March of 2015, under which we issued 340,199 shares of our common stock, restricted in accordance with Rule 144, in exchange for $416,550, net of related costs of $31,250. The stock purchase agreements include piggyback registration rights. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

For the fiscal year ended June 30, 2015, the Company issued 257,500 shares of common stock to various individuals as payment for consulting services per contracts dated between July 2014 and June 2015 (See Note 4). The aggregate Fair Market Value of these shares was approximately $230,000 as the fair market value of the stock was between $0.67 and $1.09 per share. The Company used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the fiscal year ended June 30, 2015, the Company issued 61,326 shares of our common stock to individuals for conversions of a convertible note payable, related note payable and interest payable (See Note 6). The aggregate Fair Market Value of these shares was approximately $98,000 as the conversion price was between $1.50 and $2.00 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

The following represents a summary of the Equity Compensation grants and options awards outstanding at June 30, 2015 and changes during the years then ended:

2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,000	$1.20	3,605,000
Equity compensation plans not approved by security holders	250,000	$1.24	-
Total	400,000	$2.65	3,605,000

Options

In December 2014, the Company entered into consulting agreements with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. The options were fully vested on date of issuance.. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $49,000 and $0, respectively. The expense expected to be recognized is approximately $35,000.

In October 2014, the Company entered into employee agreements addendums with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 150,000 shares of the Company’s common stock at an exercise price of $1.20 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $134,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 30,000 options to purchase the Company’s common stock have vested. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $47,000 and $0, respectively. The compensation expected to be recognized in future years is approximately $87,000.

In June 2013, the Company entered into employee agreements with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 150,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $1.2 million. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 90,000 options to purchase the Company’s common stock have vested. For each of the fiscal years ended June 30, 2015 and 2014, the Company recognized an expense of approximately $247,000. The compensation expected to be recognized in future years is approximately $493,000.

The following represents a summary of the Options outstanding at June 30, 2015 and changes during the periods then ended:

	Options	Options Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2013	150,000	$5.00	$-
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2014	150,000	$5.00	$-
Granted	250,000	1.24	$-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2015	400,000	$2.65	$-
Exercisable at June 30, 2015	220,000	$2.65	$-
Expected to be vested	400,000	$2.65	$-
Compensation to be recognized	$614,500
Forfeiture Rate	-	-

Warrants

On December 11, 2013, the Company issued Sonos warrants to purchase 20,000 shares of the Company’s common stock, valued at $65,660 (based on the fair market value of the date of grant). The Company recognized an expense of $49,200 as research and development during the three months ended September 30, 2013 related to 10,000 of these warrants to be issued for completion of phases 1b and 2 during that period. The fair value was determined using Black-Scholes option pricing model with a volatility of 100%, a risk free interest rate of 1.04% and 0% dividend yield. The Company has recognized no research and development costs related to issued warrants during the year ended June 30, 2015. The warrants are exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $2.00 per share.

On January 27, 2015, the Company entered into a stock purchase agreement with a third party, under which the Company issued him 10,000 restricted common shares along with warrants to purchase an additional 10,000 shares. The warrants have an exercise price of $2.50 and are exercisable for a term of three years.

The following represents a summary of the Warrants outstanding at June 30, 2015 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2013	6,250	3.20
Granted	20,000	2.00
Exercised	-	-
Expired/Forfeited	(1,250)	8.00
Outstanding, June 30, 2014	25,000	$2.00
Granted	10,000	2.50
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2015	35,000	2.14
Exercisable at June 30, 2015	35,000	$2.14

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

The total number of potential additional dilutive options and warrants outstanding was 435,000 and 175,000 for the fiscal year ended June 30, 2015 and 2014, respectively. In addition, the convertible notes convert at an exercise price of between $1.00 and $5.00 per share of common stock. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended June 30,
	2015	2014
Net loss attributable to the common stockholders	$(2,939,717)	$(3,368,699)

Basic weighted average outstanding shares of common stock	4,507,047	3,615,160
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	4,507,047	3,615,160

Earnings (loss) per share:
Basic and diluted	$(0.65)	$(0.93)

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2015 and 2014, assumes a 34% effective tax rate for federal income taxes. The Company has no state income taxes liability:

	June 30, 2015	June 30, 2014
Current tax provision:
Federal	$--	$--
Taxable income - federal	$--	$--

State	$--	$--
Taxable income - state	$--	$--
Total current tax provision	$--	$--

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

The Company had deferred income tax assets as of June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014

Loss carryforwards	$2,906,000	$2,062,000
Less – valuation allowance	(2,906,000)	(2,062,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended June 30, 2015 and 2014, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At June 30, 2015, the Company had approximately $8,637,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2015, 2014, 2013, 2012, 2011 and 2010 are open for examination.

NOTE 12 – SUBSEQUENT EVENTS

The company evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued and noted the following subsequent events:

In September 2015, the Company amended a Stock Purchase Agreement, dated May 18, 2015. Under the terms of the amendment, the Purchaser has agreed to purchase up to One Million Six Hundred Thousand (1,600,000) shares of the Company’s common stock at a per-share price of One Dollar and Twenty Five Cents ($1.25) per share, for a total purchase price of up to Two Million Dollars ($2,000,000). To date, the Purchaser has acquired Two Hundred Forty Thousand (240,000) shares of the Company’s common stock providing Three Hundred Thousand Dollars ($300,000) to the Company, at a price of $1.25 per share, with the remainder to be acquired by December 31, 2015.

In September 2015, the Company issued 500,000 shares of the Company’s common stock to two individuals for conversion of accounts payable. The aggregate Fair Market Value of these shares was approximately $155,000 as the conversion price was $0.31 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In August 2015, the Company entered into an unsecured $75,000 promissory note with a stockholder. The note matures on September 17, 2015, accrues no interest and the Company reduced the conversion price of the stockholder’s Consolidated Convertible Promissory Note, dated June 9, 2015, to a conversion rate of $0.75. As of September 23, 2015, the outstanding balance of the related party payable is $75,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

