Form 10-Q
period 2015-09-30
CEREBAIN BIOTECH CORP.
filed 2015-11-16
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

949-415-7478
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 13, 2015
Common Stock, $0.001 par value	5,335,347

CEREBAIN BIOTECH CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three months ended September 30, 2015 and 2014 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210	$486
Prepaid expenses	76,345	157,102
Deferred Financing Costs	11,250	28,125
Total current assets	87,805	185,713

Long-term assets:
Patent rights	83,900	183,900

Total assets	$171,705	$369,613

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$494,614	$399,486
Related party payables	479,885	530,459
Convertible note to stockholders, current portion, net of debt discount of $52,909 and $66,969, respectively	224,591	210,531
Notes payable to stockholders	93,000	18,000
Related party notes payable	113,000	113,000
Total current liabilities	1,405,090	1,271,476

Long term liabilities:
Convertible note to stockholders	1,475,000	1,475,000

Total liabilities	2,880,090	2,746,476

Commitments and contingencies (Note 4)

Stockholders' deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
5,335,347 and 4,835,347 shares issued and outstanding at September 30 and June 30, 2015, respectively)	5,335	4,835
Additional paid in capital	6,935,572	6,712,747
Accumulated deficit	(9,649,292)	(9,094,445)
Total stockholders' deficit	(2,708,385)	(2,376,863)

Total liabilities and stockholders' deficit	$171,705	$369,613

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2015	2014
Operating Expenses
Selling, general and administrative expenses	$453,491	$344,217
Research and development costs	-	121,875
Marketing expenses	35,225	60,886
Total operating expenses	488,716	526,978
Other (income) expense
Accretion of debt discount	14,060	58,857
Financing costs	16,875	16,875
Interest expense	35,196	30,720
Total other (income) expense	66,131	106,452
Net operating loss	(554,847)	(633,430)

Loss before income taxes	(554,847)	(633,430)
Income taxes	-	-
Net loss	$(554,847)	$(633,430)

Loss per share:
Basic and diluted loss per share	$(0.11)	$(0.15)
Basic and diluted weighted average shares outstanding	4.905,999	4,224,679

 See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(554,847)	$(633,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	14,060	58,857
Stock based compensation related to stock options	68,325	61,625
Amortization of prepaid consulting compensation	73,257	241,617
Amortization of deferred financing costs	16,875	16,875
Correction of an error	100,000	-
Changes in operating assets and liabilities:
Prepaid expenses	7,500	4,077
Accounts payable	95,128	40,723
Related party payables	104,426	22,153
Net cash used in operating activities	(75,276)	(187,503)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	-	135,300
Notes payable to stockholders	75,000	55,000
Net cash flows provided by financing activities:	75,000	190,300

Net change in cash and cash equivalents	(276)	2,797
Cash and cash equivalents- beginning of period	486	1,688
Cash and cash equivalents- end of period	$210	$4,485

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Stock issued for prepaid services	$-	$58,800
Stock issued for satisfaction of related party payables	$155,000	$40,000
Conversion of related party notes payable and interest into stock	$-	$32,653

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Description of Business

Cerebain Biotech Corp. (Formerly Discount Dental Materials, Inc.) ("Cerebain Biotech"), was incorporated on December 18, 2007 under the laws of Nevada. The Company is a smaller reporting biomedical company and through its wholly owned subsidiary, Cerebain Operating, Inc. (Formerly Cerebain Biotech Corp.), the Company's business revolves around the discovery of products for the treatment of Alzheimer's disease utilizing Omentum. The Company plans to produce products that will include both a medical device solution as well as a synthetic drug solution.

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2015 has been derived from audited statements and (b) unaudited interim condensed financial statement as of September 30, 2015 and for the three months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2015 included on Form 10-K filed with the Securities and Exchange Commission on September 22, 2015.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $9,700,000 and $9,100,000 at September 30 and June 30, 2015, respectively, and had a net loss of approximately $555,000 and $634,000 for the three months ended September 30, 2015 and 2014, respectively, and net cash used in operating activities of approximately $76,000 and $188,000 for the three months ended September 30, 2015 and 2014, respectively, with no revenue earned since inception. These matters raise substantial doubt about our ability to continue as a going concern.

While the Company is in the process of developing its medical device solution and its synthetic drug solution for the treatment of dementia, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cerebain Biotech Corp. and its wholly-owned subsidiary, Cerebain Operating, Inc. (collectively referred to as the "Company"). There are no material intercompany transactions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year, which did not have any impact to consolidated net income or stockholder's equity amounts previously reported.

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $35,000 and $61,000 for the three months ended September 30, 2015 and 2014, respectively, and are included in marketing costs in the accompanying consolidated statements of operations.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $0 and $122,000 for the three months ended September 30, 2015 and 2014, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to interest expense over the term of the related debt.

In connection with one of the debt issuances as discussed in Note 6, the Company issued 50,000 shares of the Company's common stock. The Company recorded the $135,000 value of the shares issued as a deferred financing cost and will amortize the expense associated with this issuance over a twenty-four month period.

Concentrations, Risks, and Uncertainties

The Company is a startup company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company's future financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Clemmons

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), which has been paid in full.
•	Bonus of $40,000 upon the delivery to the company of a prototype medical device from Sonos Models Inc., which has been paid in full.
•

Cash bonus should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

•

Option to acquire up to 100,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of September 30, 2015, 60,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $42,000 for three months ended September 30, 2015 and 2014, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $288,000.

•	On October 1, 2014, the Company entered into an addendum to the employment agreement. Terms of the addendum include included the following:
•	Extension of employment until June 15, 2017.
•	Annual salary of One Hundred Ninety Five Thousand Dollars ($195,000).
•

Option to acquire up to 100,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $90,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of September 30, 2015, 20,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,500 for the three months ended September 30, 2015 and 2014, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $54,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company's Securities, where the purchaser of said Securities has been directly introduced to the Company by Mr. Clemons. From January through March 2015, $31,250 was earned and paid, which was recognized as a reduction of the proceeds from the sale of shares of common stock.

To date, and no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Wes Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000), which has been paid in full.
•	Bonus of $20,000 upon the delivery to the company of a prototype medical device form Sonos Models, Inc., which has been paid in full.
•

Option to acquire up to 50,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of September 30, 2015, 30,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $21,000 for the three months ended September 30, 2015 and 2014, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $144,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

On April 1, 2014, the Company entered into an addendum to this agreement. Terms of the addendum included 25,000 of the company's common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company for the next 12 months. The company recognized a prepaid expense of approximately $37,500, which has been fully amortized to selling, general and administrative The Company recognized selling, general and administrative expense of approximately $0 and $9,500 for the three months ended September 30, 2015 and 2014, respectively.

On October 1, 2014, the Company entered into an addendum to the employment agreement. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017.
•	Annual salary of One Hundred Fifty Six Thousand Dollars ($156,000)
•

Option to acquire up to 50,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $90,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of September 30, 2015, 20,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $2,300 for the three months ended September 30, 2015 and 2014, respectively. The compensation expected to be recognized in future years is approximately $27,000.

To date, and no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Commitments

In September 2012, the Company entered into an agreement with Sonos Models, Inc. ("Sonos") to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of the company's stock, 20,000 warrants to purchase the company's stock and paid approximately $180,000, of which $25,000 has been incurred towards the Company's monetary commitment.

Consulting Agreements

Between December 2013 and June 2015, the Company entered into service and consulting agreements with various individuals to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an aggregate 627,500 shares of the Company's fully vested and non-forfeitable common stock and cash payments of $198,000 and $185,000 for the fiscal years ended 2015 and 2014, respectively. These contracts are for twelve months to 24 months and may be renewed or extended for any period as may be agreed by the parties. As of September 30, 2015 the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to twenty four months, the Company recorded approximately $1,841,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to twenty four month period. For the three months ended September 30, 2015 and 2014, the Company recognized an expense of approximately $69,000 and $110,000, respectively. The unamortized portions of these contracts are approximately $61,000 and included in prepaid expenses on the balance sheet at September 30, 2015.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

In December 2014, the Company entered into consulting agreements with two individuals to provide business consulting services for a period of twelve months. Compensation was fully vested and non-forfeitable options to acquire up to 100,000 shares of our common stock, at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. For the three months ended September 30, 2015 and 2014, the Company recognized in selling, general and administrative expense approximately $21,000 and $0, respectively. The unamortized portions of these contracts were approximately $14,000 and included in prepaid expenses on the balance sheet at September 30, 2015.

In March 2015, the Company has entered into a consulting agreement with an individual to provide marketing and social media strategy services for a period of twelve months. Compensation was an engagement fee of $30,000 and monthly consulting fee of $3,500. The Company recognized the $30,000 as a prepaid expense to be amortized to marketing expense over the service period. For the three months ended September 30, 2015 and 2014, the Company recognized marketing expense of approximately $7,500 and $0, respectively. The unamortized portion of this contract is approximately $12,500 and included in prepaid expenses on the balance sheet at September 30, 2015.

As of September 30, 2015, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ending June 30,

2016	$76,345
Total	$76,345

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 5– PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement the Company has paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares. To date, Dr. Saini has not participated in any sales of equity.

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. The Company has accrued the minimum patent royalty expense associated with the patent rights in accounts payable and is currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were $219 and $38 for the three months ended September 30, 2015 and 2014, respectively.

The Company recognized a patent royalty expense of approximately $12,500 and $0 for the three months ended September 30, 2015 and 2014, respectively. The accrued payable of $112,500 pertaining to the patent royalty expense at September 30, 2015 is included in related party payables.

In connection with the Patent Licensing Agreement, the Company incurred $50,000 royalty fees in fiscal year 2014 and 2015, which were capitalized to patent rights on the balance sheet. After further analysis, the Company determined that the royalty fees should have been expensed to selling, general and administrative expenses. The effect of the correction of the error can be seen in Note 12.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES STOCKHOLDERS

Short Term Note Payable

Notes Payable to Stockholders

In May 2015, the Company entered into an unsecured $10,000 promissory note with a stockholder. The note matures on June 1, 2015 and accrues interest at seven and one-half (7.5) percent per annum at maturity. As of September 30, 2015, the outstanding balance of the related party payables is $10,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

In May and June, 2015, the Company entered into an unsecured promissory note totaling $8,000 with a stockholder. The terms of the note have not been negotiated.

In August 2015, the Company entered into an unsecured $75,000 promissory note with a stockholder. The note matured on September 17, 2015, accrues no interest and the Company reduced the conversion price of the stockholder's Consolidated Convertible Promissory Note, dated June 9, 2015, to a conversion rate of $0.75. As of September 30, 2015, the outstanding balance of the related party payable is $75,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Related Party Notes Payable

In January 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to common stock. As of September 30, 2015, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

Long Term Note Payable

Convertible Note Payable

Between September 2013 and June 2015, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts between $15,000 to $1,475,000, and totaling $1,752,500. Under the terms of these notes, they mature between June 2015 and June 2017, accrue interest at 7.5% to 8.0% per annum, and are convertible into shares of our common stock at a conversion rates of between $0.75 and $5.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In December 2014, the company converted $25,000 of convertible notes payable and accrued interest of $781 and issued 12,891 shares of restricted stock. In addition, the Company issued to a holder 50,000 shares of the Company's common stock. The Company recorded the $135,000 value of the shares issued as a deferred financing cost and will amortize the expense associated with this issuance over a twenty-four month period. The Company used a recent sale of stock to determine the fair market value of the transaction. For the three months ended September 30, 2015 and 2014, the company recognized interest expense of approximately $17,000 and $17,000, respectively, associated with these issuances. The unamortized portion of this issuance is approximately $12,000 and included in deferred financing costs on the balance sheet at September 30, 2015. For the period ended September 30, 2015, the Company is in default approximately $38,000 on some of the notes and is in discussions with the noteholders to restructure the terms of the notes.

To properly account for certain Convertible Promissory Notes, the Company performed a detailed analysis to obtain a thorough understanding of the transactions, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company first reviewed ASC Topic 815, to identify whether any equity-linked features in the Notes are freestanding or embedded. The Company determined that there were no free standing features. The Notes were then analyzed in accordance with Topic 815 to determine if the Note should be accounted for at fair value and remeasured at fair value in income. The Company determined that the Notes did not meet the requirements of Topic 815. The Company then reviewed ASC Topic 470-20, and determined that the Notes met the criteria of a conventional convertible note and that the certain Notes had a beneficial conversion feature, which was recorded as a debt discount against the face amount of the Note. Certain Convertible Promissory Notes were issued as Amended and Consolidated Convertible Notes. These Amended and Consolidated Notes were reviewed using the aforementioned analysis and the new debt discount was recorded against the face amount of the new note with an increase or decrease to additional paid in capital. The Convertible Promissory Notes had an aggregate beneficial conversion feature valued at approximately $679,000, which was recorded as a debt discount against the face amount of the Notes, which is being accreted to interest expense over the 24 month term of the Notes. The Company determined the fair value of the stock for purposes of calculating the beneficial conversion feature based on the recent closing price of the stock for each note. The Company recognized an accretion of debt discount expense of approximately $14,000 and $59,000 for the three months ended September 30, 2015 and 2014, respectively. The accretion of debt discount expense expected to be recognized in future years is approximately $53,000.

The Company recognized interest expense on all notes of approximately $35,000 and $31,000 for the three months ended September 30, 2015 and 2014, respectively. Accrued interest on all notes payable to stockholders and other related parties at September 30, 2015 totaled approximately $299,000 and is included in related party payables.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

As of September 30, 2015, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2016	$277,500
2017	$1,475,000
Total outstanding notes	$1,752,500
Debt Discount	$(52,909)
Net Notes Payable	$1,699,591

NOTE 7– STOCK TRANSACTIONS

On May 18, 2015, the Company entered a Stock Purchase Agreement for the purchase of 1,600,000 shares for total gross proceeds of $2,000,000 by June 30, 2015. As of September 30, 2015, a total of 240,000 have been purchased for a total of $300,000. In September 2015, the Stock Purchase Agreement was amended to extend the date to acquire the remainder of the shares by December 31, 2015.

In September 2015, we issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, specifically compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables specifically compensation expense, for an aggregate of 500,000 shares of our common stock for payment of $155,000 of related party payables. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the three month period ended September 30, 2015, the Company had 400,000 options outstanding at an average exercise price of $2.65, with 220,000 options exercisable and an expected compensation to be recognized of $525,000. For the three months ended September 30, 2015 and 2014, the Company recognized an expense of approximately $90,000 and $62,000, respectively. The expense expected to be recognized is approximately $525,000.

Warrants

For the three month period ended September 30, 2015, the Company had 30,000 warrants outstanding at an average exercise price of $2.17, with 30,000 warrants exercisable and 5,000 warrants forfeited compared to 35,000 warrants outstanding and exercisable for the period ended June 30, 2015. For the three months ended September 30, 2015 and 2014, the Company recognized an expense of $0, respectively. The expense expected to be recognized is $0.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2015, we issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, specifically compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, specifically compensation expense, for an aggregate of 500,000 shares of our common stock for payment of $155,000 of related party payables. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

The total number of potential additional dilutive options and warrants outstanding was 430,000 and 175,000 for the three months ended September 30, 2015 and 2014, respectively. In addition, the convertible notes convert at an exercise price of between $1.50 and $5.00 per share of common stock representing approximately 2 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months ended September 30,
	2015	2014

Net loss attributable to the common stockholders	$(554,847)	$(633,430)

Basic weighted average outstanding shares of common stock	4,905,999	4,224,679
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	4,905,999	4,224,679

Earnings (loss) per share:
Basic and diluted	$(0.11)	$(0.15)

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision (benefit) for income taxes for the period ended September 30, 2015 and 2014, assumes a 34% effective tax rate for federal income taxes. The Company has no state income taxes liability. The Company had deferred income tax assets as of September 30, 2015 and 2014 are as follows:

	September 30, 2015	June 30, 2015

Loss carryforwards	$3,300,000	$2,900,000
Less – valuation allowance	(3,300,000)	(2,900,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended September 30, 2015 and 2014, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At September 30, 2015, the Company had approximately $9,600,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2015, 2014, 2013, 2012, 2011 and 2010 are open for examination.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 12 – CORRECTION OF AN ERROR

In connection with the Patent Licensing Agreement (See Note 5), the Company incurred $50,000 royalty fees in fiscal year 2014 and 2015, which were capitalized to patent rights on the balance sheet. After further analysis, the Company determined that the royalty fees should have been expensed to selling, general and administrative expenses. The effect of the correction is as follows:

	June 30, 2014			June 30, 2015
	As Previously Reported	Correction of Error	As Corrected	As Previously Reported	Correction of Error	As Corrected

Balance Sheet
Assets:
Patent rights	$133,900	$(50,000)	$83,900	$183,900	$(100,000)	$83,900
Total assets	829,880	(50,000)	779,880	369,613	(100,000)	296,613

Liabilities:
Related party payables	288,009	-	288,009	530,459	-	530,459
Total current liabilities	565,362	-	565,362	1,271,476	-	1,271,476
Total liabilities	1,623,735	-	1,623,735	2,746,476	-	1,764,476

Stockholders' deficit:
Accumulated deficit	(6,154,728)	(50,000)	(6,204,728)	(9,094,445)	(100,000)	(9,194,445)
Total stockholders' deficit	(793,855)	(50,000)	(843,855)	(2,376,836)	(100,000)	(2,476,863)
Total Stockholders' deficit and liabilities	829,880	(50,000)	779,880	369,613	(100,000)	269,613

Statement of Operations:
Operating expenses:
Selling, general and administrative expenses	2,342,555	50,000	2,392,555	1,575,681	50,000	1,625,681
Total operating expenses	2,863,228	50,000	2,913,228	2,126,845	50,000	2,176,845
Net operating loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Loss before income taxes	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Net loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Loss per share	(0.93)	(0.01)	(0.94)	(0.65)	(0.01)	(0.66)
Basic and diluted weighted average shares outstanding	3,615,160	-	3,615,160	4,507,047	-	4,507,047

Statement of Equity:
Net loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Accumulated deficit	(6,154,728)	(50,000)	(6,204,728)	(9,094,445)	(100,000)	(9,194,445)

Statement of Cash Flows:
Net Loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Related Party Payables	200,825	50,000	250,825	234,731	50,000	284,731

CEREBAIN BIOTECH CORP. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

To properly account for the correction of the error, the Company considered ASC Topic 205. Based on an analysis of the results of the correction, the Company determined that the correction was immaterial. The conclusion was based on the fact that the Company is in the early stages of its life cycle, has not begun primary operations, to date the Company has been focused on capital raising efforts necessary to fund development of a prototype. As a result, available cash has been limited and account balances directly related to cash have relatively small account balances. Therefore, cash flow and the availability of funds is what the Company believes investors and potential investors are focused on, not non-cash corrections of errors. The Company further believes investors are focused on the viability of the technology, eventual FDA approval, and licensing or sale of the technology.

NOTE 13 – SUBSEQUENT EVENTS

In October 2015, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder totaling $260,000. Under the terms of the note, it matures November 2018, accrues interest at 7.5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.20 per share, and contains piggyback registration rights. The Company used a recent sale of stock to determine the fair market value of these transactions. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares. In addition, the company granted the holder a cashless option to purchase one (1) share of the Company's common stock, $.001 par value, at the exercise price of $0.50 per share, for each share the holder is entitled to pursuant to Sections 3 and 4 of the note. The options are fully vested and shall expire in three (3) years.

In October 2015, the Company entered into a consulting agreement with an individual to assist the Company in creating business and marketing strategies. He is being compensated 100,000 shares of the Company's fully vested and non-forfeitable common stock. The contract is for twelve months and may be renewed or extended for any period as may be agreed by the parties.

In October, 2015, the Company entered into an unsecured promissory note totaling $30,000 with a stockholder. The terms of the note have not been negotiated.

In October, 2015, the Company entered into a new employment agreement with Wesley Tate. The Company and Mr. Tate agreed the term of this agreement shall be for thirty-six (36) months. Under the terms of the new agreement, Mr. Tate shall be paid an annual salary of One Hundred Fifty Six Thousand Dollars ($156,000). In addition, the Company will issue Mr. Tate a stock grant of one hundred fifty thousand (150,000) shares of common stock for services to be provided to the company. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend. Mr. Tate will be entitled to a stock award of 50,000 shares of the Company's common restricted stock if, within thirty-six (36) months, there is a reorganization of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We were incorporated on December 18, 2007, in the State of Nevada. We are a smaller reporting biomedical company and through our wholly owned subsidiary, Cerebain Operating, Inc. ("Cerebain"), our business involves the discovery of products for the treatment of Alzheimer's disease utilizing Omentum. Under our current plan, our products will include both a medical device solution as well as a synthetic drug solution.

On January 17, 2012, the holders of a majority of our common stock entered into a Stock Purchase Agreement with Cerebain Operating, Inc., a Nevada corporation, under which Cerebain Operating, Inc. agreed to purchase an aggregate of 380,000 shares of our common stock from those shareholders in exchange for $296,000. These shares represented approximately 90% of our outstanding common stock at the time of the transaction (after taking into account the cancellation of 600,000 shares of our common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein). The transaction closed February 9, 2012. Concurrently with the close of the transaction, we closed a transaction with the shareholders of Cerebain whereby we issued 455,680 shares of our common stock in exchange for 22,784,000 shares of Cerebain's common stock, which represented 100% of Cerebain's outstanding common stock. In addition, concurrent with these two transactions, we closed a transaction with our primary shareholder, Mr. R. Douglas Barton, whereby we sold all of our then-existing assets to Mr. Barton in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 600,000 shares of our common stock. The shares were returned by Mr. Barton and were cancelled on our books on February 9, 2012.

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

Our only operations are conducted through our wholly-owned subsidiary, Cerebain Operating, Inc. The term "we" as used throughout this document refers to Cerebain Biotech Corp. and our wholly-owned subsidiary, Cerebain Operating, Inc

In accordance with our current business plan the testing, research and development of both a medical device solution as well as a synthetic drug solution are underway, and we have contracted with certain third party companies to research, develop, and test certain products that could be used to treat dementia utilizing Omentum. We have also contracted with various individuals to facilitate the introduction of the company to medical device testing organizations in overseas locations including Poland, China and Uzbekistan for the purpose of testing our medicinal treatments utilizing Omentum. Our management anticipates that we may form subsidiaries and affiliates to develop different drugs based on the intellectual property. Although we have contracted with a firm to research, develop and test products that could be used to treat dementia utilizing Omentum, in order to fully execute on that agreement, as well as hire one or more firms to research, develop and test medicinal treatments utilizing Omentum, we will need to raise additional funds. There can be no assurance that further research and development will validate and support the results of our preliminary research and studies. Further, there can be no assurance that the necessary regulatory approvals will be obtained or that we will be able to develop commercially viable products on the basis of our technologies.

Description of Patent License Agreement

On June 10, 2010, our subsidiary, Cerebain Operating, Inc., entered into a Patent License Agreement under which it acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement we paid rights fees of $50,000 to Dr. Saini, and issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini has the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $50,000 in accounts payable for the patent rights and is currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were $219 and $$38 for the three months ended September 30, 2015 and 2014, respectively.

The accrued payable of $112,500 pertaining to the rights fees at September 30, 2015 is included in related party payables.

In connection with the Patent Licensing Agreement, the Company incurred $50,000 royalty fees in fiscal year 2014 and 2015, which were capitalized to patent rights on the balance sheet. After further analysis, the Company determined that the royalty fees should have been expensed to selling, general and administrative expenses. The effect of the correction of the error is as follows:

	June 30, 2014			June 30, 2015
	As Previously Reported	Correction of Error	As Corrected	As Previously Reported	Correction of Error	As Corrected
Balance Sheet
Assets:
Patent rights	$133,900	$(50,000)	$83,900	$183,900	$(100,000)	$83,900
Total assets	829,880	(50,000)	779,880	369,613	(100,000)	296,613

Liabilities:
Related party payables	288,009	-	288,009	530,459	-	530,459
Total current liabilities	565,362	-	565,362	1,271,476	-	1,271,476
Total liabilities	1,623,735	-	1,623,735	2,746,476	-	1,764,476

Stockholders' deficit:
Accumulated deficit	(6,154,728)	(50,000)	(6,204,728)	(9,094,445)	(100,000)	(9,194,445)
Total stockholders' deficit	(793,855)	(50,000)	(843,855)	(2,376,836)	(100,000)	(2,476,863)
Total Stockholders' deficit and liabilities	829,880	(50,000)	779,880	369,613	(100,000)	269,613

Statement of Operations:
Operating expenses:
Selling, general and administrative expenses	2,342,555	50,000	2,392,555	1,575,681	50,000	1,625,681
Total operating expenses	2,863,228	50,000	2,913,228	2,126,845	50,000	2,176,845
Net operating loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Loss before income taxes	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Net loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Loss per share	(0.93)	(0.01)	(0.94)	(0.65)	(0.01)	(0.66)
Basic and diluted weighted average shares outstanding	3,615,160	-	3,615,160	4,507,047	-	4,507,047

Statement of Equity:
Net loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Accumulated deficit	(6,154,728)	(50,000)	(6,204,728)	(9,094,445)	(100,000)	(9,194,445)

Statement of Cash Flows:
Net Loss	(3,368,699)	(50,000)	(3,418,699)	(2,939,717)	(50,000)	(2,989,717)
Related Party Payables	200,825	50,000	250,825	234,731	50,000	284,731

To properly account for the correction of the error, the Company considered ASC Topic 205. Based on an analysis of the results of the correction, the Company determined that the correction was immaterial. The conclusion was based on the fact that the Company is in the early stages of its life cycle, has not begun primary operations, to date the Company has been focused on capital raising efforts necessary to fund development of a prototype. As a result, available cash has been limited and account balances directly related to cash have relatively small account balances. Therefore, cash flow and the availability of funds is what the Company believes investors and potential investors are focused on, not non-cash corrections of errors. The Company further believes investors are focused on the viability of the technology, eventual FDA approval, and licensing or sale of the technology.

Overview of Dementia and Alzheimer's Disease

Dementia (taken from Latin, originally meaning "madness") is generally referred to as a serious loss and/or decline of human brain function. The areas of brain function affected by dementia include memory, attention, language, problem solving and emotion. Dementia is generally considered as a progressive and non-reversible condition. Alzheimer's disease is the most common form of dementia. Alzheimer's disease is an age-related, non-reversible brain disorder that develops over a period of years. Initially, people experience memory loss and confusion, which may be mistaken for the kinds of memory changes that are sometimes associated with normal aging. However, the symptoms of Alzheimer's disease gradually lead to behavior and personality changes, a decline in cognitive abilities such as decision making and language skills, and problems recognizing family and friends. Alzheimer's disease ultimately leads to a severe loss of mental functions. These losses are related to the worsening breakdown of the connections between certain neurons in the brain responsible for memory and learning. Neurons can't survive when they lose their connections to other neurons. As neurons die throughout the brain, the affected regions begin to atrophy, or shrink. By the final stage of Alzheimer's disease, damage is widespread and brain tissue has shrunk significantly.

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

Statistics

▪ Affected population worldwide

According to the Alzheimer's Association 2015 Alzheimer's Disease Facts and Figures, an estimated 5.3 million Americans have Alzheimer's disease in 2015, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. Almost two-thirds, 3.2 million, of American seniors living with Alzheimer's are women. Within the next 10 years, 19 states will see a 40 percent or greater growth in the number of people with Alzheimer's. Someone in the United States develops Alzheimer's every 67 seconds. In 2050, someone in the United States will develop the disease every 33 seconds.

In addition, the Alzheimer's Association stated Alzheimer's disease is the 6th leading cause of death in the United States and the 5th leading cause of death for those aged 65 and older. In 2013, over 84,000 Americans officially died from Alzheimer's; in 2015, an estimated 700,000 people will die with Alzheimer's, meaning they will die after having developed the disease. Deaths from Alzheimer have increased 71 percent from 2000 to 2013, while deaths from other major diseases (including heart disease, stroke, breast and prostate cancer, and HIVAIDS) decreased. Alzheimer's is the only cause of death among the top 10 in America that cannot be prevented, cured, or even slowed.

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

▪ Cost

According to the Alzheimer's Association 2015 Alzheimer's Disease Facts and Figures, unpaid caregivers are primarily immediate family members, but they may be other relatives and friends. In 2014, 15.7 million family and friends provided an estimated 17.9 billion hours of unpaid care, a contribution to the nation valued at over $217.7 billion. Nearly 60 percent of Alzheimer's and dementia caregivers rate the emotional stress of caregiving as high or very high; about 40 percent suffer from depression. Due to the physical and emotional toll of caregiving, Alzheimer's and dementia caregivers had $9.7 billion in additional health care costs of their own in 2014.

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

▪ Cost to Nation

According to the Alzheimer's Association 2015 Alzheimer's Disease Facts and Figures, Alzheimer's disease is the most expensive condition in the nation. In 2015, the direct costs to American society of caring for those with Alzheimer's will total an estimated $226 billion, with half of the costs borne by Medicare. Nearly one in every five Medicare dollars is spent on people with Alzheimer's and other dementias. In 2050, it will be one in every three dollars. The average per-person Medicare spending for those with Alzheimer's and other dementias is three times higher than for those without these conditions. The average per-person Medicaid spending for seniors with Alzheimer's and other dementias is 19 times higher than average per-person Medicaid spending for all other seniors. Unless something is done, in 2050, Alzheimer's will cost over $1.1 trillion (in 2015 dollars). Costs to Medicare will increase over 400 percent to $589 billion.

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

Use of Omentum in Treating Dementia

Historically, doctors have utilized Omentum to treat dementia using a procedure called omental transposition. This approach involves a surgical procedure in which the Omentum is surgically lengthened into the brain through the chest, neck and behind the ear. The Omentum is then laid directly on the underlying brain. According to studies conducted by a team in the University of Nevada, School of Medicine, omental transposition not only arrested Alzheimer's disease, but also reversed it, resulting in the patient's neurologic function being improved. Despite the promising results, this surgical procedure has not been popular because it is very invasive and therefore often causes unwanted complications to a patient, especially in the elderly. Accordingly, a less invasive procedure or a pharmaceutical approach in treatment of dementia remains a significant need.

Agreement with Sonos

In an effort to develop a less invasive procedure in the treatment of dementia, on May 16, 2012, we signed an agreement with medical device product development company Sonos Models, Inc. ("Sonos") to assess our options for a medical device solution ("Initial Feasibility Study").

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos in September 2012 to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of the company's stock, 20,000 warrants to purchase the company's stock and paid approximately $180,000, of which $25,000 has been incurred towards the Company's monetary commitment.

To date, the results of the research suggest we have three options for implantable devices with a bias towards having them as non-invasive as possible. The options are comprised of two electro-stim types that have a multitude of variable test parameters that can be changed and modified externally as the testing facility conducts clinical trials on each patient. It is theorized that if a patient's response to the Omentum stimulation is successful, the clinical facility should be able to perform various tests for the purpose of setting "markers" for the patient and then perform the standardized cognitive testing for Alzheimer's patient with the intent of developing a testing matrix. It is our objective to test various methods and modalities with the aim of developing an enormous matrix of input to direct us to the best solution. Our goal is to be less invasive, as small as possible and as simple as possible to reach the broadest patient base. We intend to "Shape and Innovate History" as we visualize and create a solution for this debilitating disease.

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

Overview

The following management's discussion and analysis of financial condition and results of operations ("MD&A") of Cerebain includes the following sections:

·	Results of Operations
·	Liquidity and Capital Resources
·	Capital Expenditures
·	Fiscal Year End
·	Going Concern
·	Critical Accounting Policies
·	Recent Accounting Pronouncements
·	Off-Balance Sheet Arrangements
·	Inflation

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

For the three months ended September 30, 2015 and September 30, 2014, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $28,000, or 5.4%, to approximately $489,000 in the three months ended September 30, 2015 from approximately $527,000 in the three months ended September 30, 2014 primarily due to the following: decrease in research and development cost as no costs were incurred; decrease in marketing expense due to expiration of a marketing contract and no amortization of prepaid marketing compensation which were included in the previous year; travel expenses decreased due to less travel being required during the period; and a decrease in professional fees offset by an increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have added new consultants and a scientific advisory board member; and the recognition of patent royalty expense.

Approximate operating expenses for the three months ended September 30, 2015 were comprised of marketing costs of $35,000, $257,000 in consulting services costs, patent royalty expense of $112,500, compensation expense of $68,000, professional fees of $4,000, travel costs of $7,000, and other operating expenses.

Approximate operating expenses for the three months ended September 30, 2014 were comprised of marketing costs of $61,000, $231,000 in consulting services costs, research and development costs of $122,000, compensation expense of $71,000, professional fees of $11,000, travel costs of $28,000, and other operating expenses.

Other income (expenses)

Other expense decreased by approximately $50,000, or 47.2%, to approximately $56,000 in the three months ended September 30, 2015 from approximately $106,000 in the three months ended September 30, 2014 primarily due to the following: interest expenses increased due to the inclusion of additional loans; and the accretion of recorded debt discounts related to notes payable as we have extinguished a note with a beneficial convertible feature and replaced it with note that did not contain a beneficial feature.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2015 totaled approximately $555,000 primarily due to marketing costs, consulting services costs, patent royalty expense, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to approximately $634,000 for the three months ended September 30, 2014 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Assets and Liabilities

Assets were approximately $172,000 as of September 30, 2015. Assets consisted of cash of approximately $200, prepaid expenses of approximately $88,000, which includes approximately $75,000 for the issuance of stock for consulting services and financing fees, and patent rights of approximately $84,000. Liabilities were approximately $2,880,000 as of September 30, 2015. Liabilities consisted of accounts payable of approximately $512,000, related party payable of approximately $463,000, notes payable to related parties of approximately $113,000, notes payable to stockholders of approximately $93,000 and convertible notes to stockholders, net of debt discount, of approximately $1,700,000.

Stockholders' Deficit

Stockholders' deficit was approximately $2,700,000 as of September 30, 2015. Stockholder's deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of approximately $14,000, shares issued for fundraising totaling approximately $1,300,000, net of issuance costs, beneficial conversion feature associated with convertible note of approximately $1,200,000, shares issued in conversion of liabilities of approximately $542,000, shares associated with warrants, options and issuances for services of approximately $3,960,000 and shares issued for patent rights totaling approximately $7,000, offset primarily by the deficit accumulated of approximately $9,700,000 at September 30, 2015.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of approximately $300 in the three months ending September 30, 2015 resulting from cash used in operating activities of approximately $76,000, offset partially by cash provided by financing activities of approximately $75,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Three Months Ended September 30,
	2015	2014

Cash at beginning of period	$486	$1,688
Net cash used in operating activities	(75,276)	(187,503)
Net cash provided by financing activities	75,000	190,300
Cash at end of period	$210	$4,485

Cash Flows from Operating Activities – For the three months ended September 30, 2015, net cash used in operations was approximately $76,000 compared to net cash used in operations of approximately $188,000 for the three months ended September 30, 2014. Net cash used in operations was primarily due to a net loss of approximately $555,000 for the three months ended September 30, 2015, accretion of debt discount of approximately $14,000, stock based compensation related to stock options for approximately $69,000, amortization of prepaid consulting compensation of approximately $74,000, amortization of deferred financing costs of approximately $17,000, correction of an error of $100,000 and the changes in operating assets and liabilities of approximately $207,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the three months ending September 30, 2015 was approximately $75,000, compared to net cash provided of approximately $191,000 in the same period in 2014. The cash provided by financing activities was due to proceeds from notes payable to stockholders of approximately $75,000.

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

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the previous global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Capital Expenditures

Other Capital Expenditures

If we have the funds available, we expect to purchase approximately $30,000 of equipment in connection with the expansion of the business.

Fiscal year end

Cerebain and Cerebain Biotech each has a June 30 fiscal year end.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had a accumulated deficit of approximately $9,700,000 and $9,100,000 at September 30 and June 30, 2015, respectively, and had a net loss of approximately $555,000 and $634,000 for the three months ended September 30, 2015 and 2014, respectively, and net cash used in operating activities of approximately $76,000 and $188,000 for the three months ended September 30, 2015 and 2014, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 9.

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

Income Taxes

We account for income taxes under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Accounting for Derivative Financial Instruments

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity ("ASC 815-40"). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest rate method.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

·	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

·	liquidity or market risk support to such entity for such assets;

·	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

·

an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to the Company, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

The following table sets forth our current contractual obligations as of September 30, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$1,752,500	$277,500	$1,475,000	-	-
Operating Leases	$4,200	$2,050	$2,150	-	-
Total	$1,756,700	$279,550	$1,477,150	-	-

Inflation

Management believes that inflation has not had a material effect on the Company's results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, management believes that, as of September 30, 2015, the Company's internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in the application of Generally Accepted Accounting Principles in the United States, spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ending September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 22, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2015, the Company entered a Stock Purchase Agreement for the purchase of 1,600,000 shares for total gross proceeds of $2,000,000 by June 30, 2015. As of September 30, 2015, a total of 240,000 have been purchased for a total of $300,000. In September 2015, the Stock Purchase Agreement was amended to extend the date to acquire the remainder of the shares by December 31, 2015.

In September 2015, we issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, specifically compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables specifically compensation expense,, for an aggregate of 500,000 shares of our common stock for payment of $155,000 of related party payables. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007
3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation
10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009
10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009
10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012
10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012
10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012
10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010
10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012
10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012
10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012
10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013
10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013
10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013
10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013
10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013
10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013
10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013
10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013
10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013
10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013
10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013
10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013
10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013
10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013
10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013
10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014
10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014
10.27(14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014
10.28(14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014
10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30*	Employment Agreement with Wesley Tate dated October 1, 2015
14 (1)	Code of Ethics of Cerebain Biotech Corp.
21(14)	Cerebain Biotech Corps. Domestic and International Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three months ended September 30, 2015 furnished in XBRL).
101.INS	Interactive Data File (Form 10-Q for the three months ended September 30, 2015 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	filed herewith
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

Cerebain Biotech Corp. A Nevada corporation

Date: November 13, 2015	By:	/s/ Eric Clemons
Eric Clemons, President (Principal Executive Officer)

	By:	/s/ Wesley Tate
Wesley Tate, Chief Financial Officer (Principal Financial and Accounting Officer)

