Form 10-K/A
period 2015-06-30
CEREBAIN BIOTECH CORP.
filed 2016-02-22
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

DOCUMENTS INCORPORATED BY REFERENCE:NONE

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 originally filed on September 22, 2015 (the "Original Filing") by Cerebain Biotech Corp., a Nevada corporation ("Cerebain," the "Company," "we," or "us"). In the Original Filing, the second paragraph of the report provided by our independent registered public accountant stated that they conducted their audits "in accordance with auditing standards of the Public Company Accounting Oversight Board (United States)." The report should have referenced the "standards" of the Public Company Accounting Oversight Board (United States). The report has been revised accordingly.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

3

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

4

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cerebain Biotech Corp. a Nevada corporation

Dated: February 22, 2016	By:	/s/ Eric Clemons
Eric Clemons
President

7

CEREBAIN BIOTECH CORP. AND SUBSIDIARIES

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.):

We have audited the consolidated balance sheet of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. The entity has no revenues, has suffered recurring losses from operations and has limited cash. The Company may not have adequate readily available resources to fund operations through fiscal 2016. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Irvine, California

September 22, 2015

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$486	$1,688
Prepaid expenses	185,227	694,292
Total current assets	185,713	695,980

Long-term assets:
Patent rights	183,900	133,900
Total long-term assets	183,900	133,900

Total assets	$369,613	$829,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$399,486	$133,200
Related party payables	530,459	288,009
Convertible note to stockholders, current portion, net of debt discount of $66,969 and $0, respectively	210,531	-
Notes payable to stockholders	18,000	-
Related party notes payable	113,000	144,153
Total current liabilities	1,271,476	565,362

Long term liabilities:
Convertible note to stockholders, net of debt discount of $0 and $444,127, respectively	1,475,000	1,058,373
Total Long term liabilities	1,475,000	1,058,373

Total liabilities	2,746,476	1,623,735

Commitments and contingencies (Note 4)

Stockholders' deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
4,835,347 and 4,176,323 shares issued and outstanding at June 30, 2015 and 2014, respectively	4,835	4,176
Additional paid in capital	6,712,747	5,356,697
Accumulated deficit	(9,094,445)	(6,154,728)
Total stockholders' deficit	(2,376,863)	(793,855)

Total liabilities and stockholders' deficit	$369,613	$829,880

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year EndedJune 30,
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

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock # of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, June 30, 2013	3,158,000	$3,158	$1,924,039	$(2,786,029)	$(858,832)
Shares issued for cash	20,000	20	29,980		30,000
Shares issued for services	998,323	998	2,588,518		2,589,516
Warrants issued			65,660		65,660
Options issued			246,500		246,500
Beneficial conversion feature associated with convertible note			502,000		502,000
Net loss for the year				(3,368,699)	(3,368,699)
Balance, June 30, 2014	4,176,323	$4,176	$5,356,697	$(6,154,728)	$(793,855)
Shares issued for cash	340,198	340	416,210		416,550
Shares issued for services	257,500	258	229,617		229,875
Shares issued for conversion of related parties payable	48,435	48	72,605		72,653
Shares issued for conversion of convertible notes payable	12,891	13	25,768		25,781
Options issued			376,850		376,850
Beneficial conversion feature associated with convertible note			235,000		235,000
Net loss for the year				(2,939,717)	(2,939,717)
Balance, June 30, 2015	4,835,347	$4,835	$6,712,747	$(9,094,445)	$(2,376,863)

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board ("FASB") ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Reverse Stock Split

On April 15, 2014, the Company filed a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-ten reverse split of our common stock (the "Reverse Stock Split"). The ratio for the Reverse Stock Split was determined by our Board of Directors pursuant to the approval of the stockholders at the Company's special meeting of stockholders held on April 15, 2014, authorizing the Board to effectuate a reverse stock split of the Company's common stock. The Company's common stock began trading on a post-split basis on June 19, 2014.

As a result of the Reverse Stock Split, each ten shares of the Company's issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. The Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, as well as common stock underlying stock options, stock appreciation rights, restricted stock, restricted stock units, warrants and convertible debentures outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split reduced the number of shares of the Company's common stock outstanding from approximately 41 million to 4.1 million at the time of the Reverse Stock Split. The Reverse Stock Split did not alter the par value of common stock, which remained $0.001 per share, or modify any voting rights or other terms of the Company's common stock. Unless otherwise indicated, all information set forth herein gives effect to such Reverse Stock Split.

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

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

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

Revenue Recognition

The Company expects to recognize revenues in accordance with the guidelines of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

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

Income Taxes

The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Long-lived Assets

The Company's long-lived assets and other assets (consisting of equipment and purchased intangible assets with finite useful lives) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, "Property, Plant, and Equipment", and FASB ASC Topic 205 "Presentation of Financial Statements". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Convertible Debt

In accordance with ASC Topic 470-20, "Debt with Conversion and Other Options", conventional convertible debtis a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.

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

Fair Value Measurements

FASB ASC Topic 825 "Financial Instruments," requires disclosure about fair value of financial instruments.

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

• Level 3 – significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments).

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

The FASB ASC Topic 260, "Earnings Per Share", requires the Company to include additional shares in the computation of earnings per share, assuming dilution. The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company's outstanding dilutive instruments were converted into common stock.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Under the terms of the agreement, Mr. Clemons shall be paid an annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), shall be entitled to a bonus of $40,000 upon delivery to the company of a prototype medical device from Sonos Models Inc., and should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. In addition, the Company also will issue Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. Clemons will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On October 1, 2014, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Clemons shall be paid an annual salary of One Hundred Ninety Five Thousand Dollars ($195,000) and the Company issued Mr. Clemons an option to acquire up to 100,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Clemons has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount. On March 1, 2015, the Company entered into an addendum to the employment agreement with Eric Clemons. Under the terms of the addendum, Mr. Clemons shall be paid a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company's Securities, where the purchaser of said Securities has been directly introduced to the Company by Mr. Clemons. According to the terms of this agreement, Mr. Clemons was compensated $31,250 for the year ended June 30, 2015.

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Under the terms of the agreement, Mr. Tate shall be paid an annual salary of One Hundred Five Thousand Dollars ($105,000) and shall be entitled to a bonus of $20,000 upon delivery to the company of a prototype medical device form Sonos Models, Inc. In addition, the Company also will issue Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock, fully paid and non-assessable at an exercise price of $5.00 per share subject to a vesting schedule. On August 30, 2013, the Company entered into an addendum to this agreement in which Mr. Tate will be entitled to a stock award of 25,000 shares of our common restricted stock if, within 24 months, there is a reorganization of the company. On April 1, 2014, the Company entered into an addendum to this agreement in which Mr. Tate was issued stock in the amount of 25,000 of the company's common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company. The company recognized a prepaid expense of approximately $37,500, of which $28,000 and $9,000 was expensed in the years ended 2015 and 2014, respectively. On October 1, 2014, the Company entered into an addendum to the employment agreement with Wesley Tate. Under the terms of the addendum, the agreement has been extended one year until June 15, 2017. Mr. Tate shall be paid an annual salary of One Hundred Fifty Six Thousand Dollars ($156,000) and the Company issued Mr. Tate an option to acquire up to 50,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan, fully paid and non-assessable at an exercise price of $1.20 per share subject to a vesting schedule. Mr. Tate has agreed to defer the aforementioned annual salary and accept a consulting fee for the same amount.

Contracts

On September 24, 2012, the Company entered into an agreement with Sonos Models, Inc. ("Sonos") to build up to three medical device prototypes to be used for testing. The agreement calls for a total cash payment of up to $400,000 and the issuance of warrants to purchase up to 65,000 shares of the Company's common stock, with the cash payments and warrants to be issued in stages once certain developmental thresholds are achieved. Any warrants issued under this agreement will be immediately exercisable, will be eligible for cashless exercise at the option of the holder and will have a term of three years from the date of the issuance and an exercise price based on the fair market value of the stock on the date of completion of the phase (See Note 8). On April 1, 2014, the Company entered into an addendum to the agreement with Sonos. The modifications made to the agreement state that Sonos shall receive 325,000 restricted shares of the Company's common stock for Services provided to the Company. The warrants that were to be issued for Phase 4 will not be issued and will not be due. In addition, the Company committed to pay Sonos up to One Million Dollars ($1,000,000) for Research and Development costs. The Company recorded the $488,000 value of the shares issued as a prepaid expense and is amortizing the expense associated with these issuances over a twelve-month period. For the nine and three month periods ended March 31, 2015, the Company has recognized an expense of approximately $366,000 and $122,000, respectively, associated with this agreement. The contract is fully amortized.

Consulting Agreements

The Company has service and consulting agreements with various individuals to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an aggregate 678,500 shares of the Company's common stock and cash payments of $198,000 and $185,000 for the fiscal years ended 2015 and 2014, respectively. These contracts are for twelve months to 24 months beginning between December 2013 and June 2015 and may be renewed or extended for any period as may be agreed by the parties. As of June 30, 2015 the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to twenty four months, the Company recorded approximately $1,976,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to twenty four month period. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $395,000 and $1,450,000, respectively. The unamortized portions of these contracts are approximately $130,000 and included in prepaid expenses on the balance sheet at June 30, 2015.

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

On November 26, 2014, the Company issued a Private Placement Memorandum ("PPM"). The PPM authorized the sale of up to 4,000,000 units, with each Unit consisting of one share of our common stock and a Warrant to purchase one share of our common stock, at a price of $1.25 per Unit. Each Unit included a non-cashless Warrant to purchase one (1) share of the Company's common stock, $.001 par value, at the exercise price of $2.50 per share. The Offering terminated on March 26, 2015. The Company received no subscriptions.

NOTE 8 – OPTIONS AND WARRANTS

Stock Award Plans

On April 15, 2014, shareholders of the company approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan ("The Plan"). The purpose of the plan is to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications. The Plan seeks to achieve this purpose by providing for Awards in the form of Restricted Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of Shares of the Company's Common Stock. The aggregate number of shares which may be issued or transferred as common stock pursuant to an award under the Plan shall not exceed ten percent (10%) of the Company's outstanding common stock on the date the Plan is approved.

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

Options

In December 2014, the Company entered into consulting agreements with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 100,000 shares of the Company's common stock at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. The options were fully vested on date of issuance.. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $49,000 and $0, respectively. The expense expected to be recognized is approximately $35,000.

In October 2014, the Company entered into employee agreements addendums with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 150,000 shares of the Company's common stock at an exercise price of $1.20 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $134,000. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 30,000 options to purchase the Company's common stock have vested. For the fiscal year ended June 30, 2015 and 2014, the Company recognized an expense of approximately $47,000 and $0, respectively. The compensation expected to be recognized in future years is approximately $87,000.

In June 2013, the Company entered into employee agreements with two individuals (See Note 4). The agreements call for an issuance of options to purchase up to a total of 150,000 shares of the Company's common stock at an exercise price of $5.00 per share, subject to a vesting schedule. Fair Market Value of these options totaled approximately $1.2 million. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2015, 90,000 options to purchase the Company's common stock have vested. For each of the fiscal years ended June 30, 2015 and 2014, the Company recognized an expense of approximately $247,000. The compensation expected to be recognized in future years is approximately $493,000.

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

Warrants

On December 11, 2013, the Company issued Sonos warrants to purchase 20,000 shares of the Company's common stock, valued at $65,660 (based on the fair market value of the date of grant). The Company recognized an expense of $49,200 as research and development during the three months ended September 30, 2013 related to 10,000 of these warrants to be issued for completion of phases 1b and 2 during that period. The fair value was determined using Black-Scholes option pricing model with a volatility of 100%, a risk free interest rate of 1.04% and 0% dividend yield. The Company has recognized no research and development costs related to issued warrants during the year ended June 30, 2015. The warrants are exercisable, cashless at the option of the holder, and have a term of three years and an exercise price of $2.00 per share.

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

NOTE 12 – SUBSEQUENT EVENTS

The company evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued and noted the following subsequent events:

In September 2015, the Company amended a Stock Purchase Agreement, dated May 18, 2015. Under the terms of the amendment, the Purchaser has agreed to purchase up to One Million Six Hundred Thousand (1,600,000) shares of the Company's common stock at a per-share price of One Dollar and Twenty Five Cents ($1.25) per share, for a total purchase price of up to Two Million Dollars ($2,000,000). To date, the Purchaser has acquired Two Hundred Forty Thousand (240,000) shares of the Company's common stock providing Three Hundred Thousand Dollars ($300,000) to the Company, at a price of $1.25 per share, with the remainder to be acquired by December 31, 2015.

In September 2015, the Company issued 500,000 shares of the Company's common stock to two individuals for conversion of accounts payable. The aggregate Fair Market Value of these shares was approximately $155,000 as the conversion price was $0.31 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

