Form 10-Q
period 2015-12-31
CEREBAIN BIOTECH CORP.
filed 2016-02-22
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at February 19, 2016
Common Stock, $0.001 par value	5,960,347

CEREBAIN BIOTECH CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three and six months ended December 31, 2015 and 2014 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,642	$486
Prepaid expenses	57,259	157,102
Deferred Financing Costs	29,063	28,125
Total current assets	93,964	185,713

Long-term assets:
Patent rights	83,900	183,900

Total assets	$177,864	$369,613

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$490,113	$399,486
Related party payables	590,500	530,459
Convertible note to stockholders, current portion, net of debt discount of $0 and $66,969, respectively	77,500	210,531
Notes payable to stockholders	120,000	18,000
Related party notes payable	113,000	113,000
Total current liabilities	1,391,113	1,271,476

Long term liabilities:
Convertible note to stockholders, net of debt discount of approximately $169,000 and $0, respectively	1,573,446	1,475,000

Total liabilities	2,964,559	2,746,476

Commitments and contingencies (Note 4)

Stockholders' deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 5,960,347 and 4,835,347 shares issued and outstanding at December 31 and June 30, 2015, respectively)	5,960	4,835
Additional paid in capital	7,375,022	6,712,747
Accumulated deficit	(10,167,677)	(9,094,445)
Total stockholders' deficit	(2,786,695)	(2,376,863)

Total liabilities and stockholders' deficit	$177,864	$369,613

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2015	2014	2015	2014
Operating Expenses
Selling, general and administrative expenses	$726,445	$772,643	$406,372	$428,426
Research and development costs	-	243,750	-	121,875
Patent Royalty Expense	125,000	-	12,500	-
Marketing expenses	36,040	100,237	815	39,351
Total operating expenses	887,485	1,116,630	419,687	589,652
Other (income) expense
Accretion of debt discount	28,165	96,186	14,105	37,329
Loss from extinguishment of debt	48,750	-	48,750	-
Financing costs	37,813	33,750	20,983	16,875
Interest expense	71,019	63,385	35,822	32,665
Total other (income) expense	185,747	193,321	98,698	86,869
Net operating loss	(1,073,232)	(1,309,951)	(518,385)	(676,521)

Loss before income taxes	(1,073,232)	(1,309,951)	(518,385)	(676,521)
Income taxes	-	-	-	-
Net loss	$(1,073,232)	$(1,309,951)	$(518,385)	$(676,521)

Loss per share:
Basic and diluted loss per share	$(0.20)	$(0.30)	$(0.09)	$(0.15)
Basic and diluted weighted average shares outstanding	5,236,570	4,310,542	5,567,141	4,396,405

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,073,232)	$(1,309,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	28,165	96,186
Loss from extinguishment of debt	48,750	-
Stock based compensation related to stock options	136,650	156,750
Amortization of prepaid consulting compensation	134,072	475,904
Amortization of deferred financing costs	37,812	33,750
Correction of an error	100,000	-
Changes in operating assets and liabilities:
Prepaid expenses	49,771	(12,281)
Accounts payable	160,627	86,552
Related party payables	215,041	101,743
Net cash used in operating activities	(162,344)	(371,347)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	-	135,300
Notes payable to stockholders	169,500	250,000
Net cash flows provided by financing activities:	169,500	385,300

Net change in cash and cash equivalents	7,156	13,953
Cash and cash equivalents- beginning of period	486	1,688
Cash and cash equivalents- end of period	$7,642	$15,641

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Beneficial conversion feature on convertible note	$179,000	$119,928
Stock issued for prepaid services	$84,000	$122,300
Stock issued for Financing Fee	$38,750	$-
Options issued for prepaid services	$-	$83,450
Stock issued for satisfaction of accounts payable	$70,000	$-
Stock issued for satisfaction of related party payables	$155,000	$40,000
Conversion convertible notes payable and interest into stock	$-	$25,781
Conversion of related party notes payable and interest into stock	$-	$32,653
Reclassification of debt from shareholders to convertible debt	$10,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2015 has been derived from audited statements and (b) unaudited interim condensed financial statement as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2015 included on Form 10-K filed with the Securities and Exchange Commission on September 22, 2015.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $10,170,000 and $9,100,000 at December 31 and June 30, 2015, respectively, and had a net loss of approximately $1,100,000 and $1,300,000 for the six months ended December 31, 2015 and 2014, respectively, and net cash used in operating activities of approximately $160,000 and $370,000 for the six months ended December 31, 2015 and 2014, respectively, with no revenue earned since inception. These matters raise substantial doubt about our ability to continue as a going concern.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $36,000 and $100,000 for the six months ended December 31, 2015 and 2014, respectively, and approximately $800 and $39,000 for the three months ended December 31, 2015 and 2014, respectively, and are included in marketing costs in the accompanying consolidated statements of operations.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $0 and $244,000 for the six months ended December 31, 2015 and 2014, respectively, and approximately $0 and $122,000 for the three months ended December 31, 2015 and 2014, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to interest expense over the term of the related debt.

In connection with two of the debt issuances as discussed in Note 6, the Company issued 175,000 shares of the Company's common stock. The Company recorded the approximate $174,000 value of the shares issued as a deferred financing cost and will amortize the expense associated with these issuances over the life of each note.

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

Eric Clemons

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

•

Option to acquire up to 100,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of December 31, 2015, 60,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $84,000 for six months ended December 31, 2015 and 2014, respectively, and approximately $42,000 for three months ended December 31, 2015 and 2014, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $247,000.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until June 15, 2017.
•	Annual salary of One Hundred Ninety Five Thousand Dollars ($195,000).
•

Option to acquire up to 100,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $90,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of December 31, 2015, 40,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $9,000 and $22,000 for the six months ended December 31, 2015 and 2014, respectively, and approximately $4,500 and $22,000 for the three months ended December 31, 2015 and 2014, respectively.. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $49,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company's Securities, where the purchaser of said Securities has been directly introduced to the Company by Mr. Clemons. From January through March 2015, $31,250 was earned and paid, which was recognized as a reduction of the proceeds from the sale of shares of common stock.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000), which has been paid in full.
•	Bonus of $20,000 upon the delivery to the company of a prototype medical device form Sonos Models, Inc., which has been paid in full.
•

Option to acquire up to 50,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of December 31, 2015, 30,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $42,000 for the six months ended December 31, 2015 and 2014, respectively, and approximately $21,000 for the three months ended December 31, 2015 and 2014, respectively.. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $123,000.

On April 1, 2014, the Company entered into an addendum to this agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum included 25,000 of the company's common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company for the next 12 months. The company recognized a prepaid expense of approximately $37,500, which has been fully amortized to selling, general and administrative. The Company recognized selling, general and administrative expense of approximately $0 and $19,000 for the six months ended December 31, 2015 and 2014, respectively, and $0 and $9,500 for the three months ended December 31, 2015 and 2014, respectively.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017.
•	Annual salary of One Hundred Fifty Six Thousand Dollars ($156,000)
•

Option to acquire up to 50,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $90,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of December 31, 2015, 20,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,600 and $11,000 for the six months ended December 31, 2015 and 2014, respectively, and approximately $2,300 and $11,000 for the three months ended December 31, 2015 and 2014, respectively. The compensation expected to be recognized in future years is approximately $25,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

On October 1, 2015, the Company entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018.
•	Annual salary of One Hundred Fifty Six Thousand Dollars ($156,000)
•

Stock grant of 150,000 of the Company's common restricted shares for services provided to the company. The Company recognized selling, general and administrative expense of approximately $40,000 and $0 for the three and six months ended December 31, 2015 and 2014, respectively.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

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

Consulting Agreements

Between December 2013 and December 2015, the Company entered into service and consulting agreements with various individuals to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 778,500 shares of the Company's fully vested and non-forfeitable common stock and cash payments of $198,000 and $185,000 for the fiscal years ended 2015 and 2014, respectively. These contracts are for twelve months to 24 months and may be renewed or extended for any period as may be agreed by the parties. As of December 31, 2015 the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to twenty four months, the Company recorded approximately $1,900,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to twenty four month period. For the six months ended December 31, 2015 and 2014, the Company recognized an expense of approximately $94,000 and $199,000, respectively, and approximately $41,000 and $96,000 for the three months ended December 31, 2015 and 2014, respectively. The unamortized portions of these contracts are approximately $52,000 and included in prepaid expenses on the balance sheet at December 31, 2015.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

In December 2014, the Company entered into consulting agreements with two individuals to provide business consulting services for a period of twelve months. Compensation was fully vested and non-forfeitable options to acquire up to 100,000 shares of our common stock, at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. For the six months ended December 31, 2015 and 2014, the Company recognized in selling, general and administrative expense approximately $35,000 and $7,000, respectively, and approximately $14,000 and $7,000 for the three months ended December 31, 2015 and 2014, respectively. The unamortized portions of these contracts were approximately $0 at December 31, 2015.

In March 2015, the Company has entered into a consulting agreement with an individual to provide marketing and social media strategy services for a period of twelve months. Compensation was an engagement fee of $30,000 and monthly consulting fee of $3,500. The Company recognized the $30,000 as a prepaid expense to be amortized to marketing expense over the service period. For the six months ended December 31, 2015 and 2014, the Company recognized marketing expense of approximately $15,000 and $0, respectively, and approximately $7,500 and $0 for the three months ended December 31, 2015 and 2014, respectively. The unamortized portion of this contract is approximately $5,000 and included in prepaid expenses on the balance sheet at December 31, 2015.

As of December 31, 2015, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ending June 30,

2016	$37,259
2017	20,000
Total	$57,259

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

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $0 and $2,800 for the six months ended December 31, 2015 and 2014, respectively and approximately $0 and $800 for the three months ended December 31, 2015 and 2014, respectively.

The Company recognized a patent royalty expense of approximately $25,000 and an additional $100,000 for the correction of error for the six months ended December 31, 2015 compared to $0 for the six months ended December 31, 2014 and patent royalty expense of approximately $12,500 and $0 for the three months ended December 31, 2015 and 2014, respectively. The accrued payable of $125,000 pertaining to the patent royalty expense at December 31, 2015 is included in related party payables.

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

In December 2015, the Company entered into an unsecured $112,000 consolidated promissory note with a stockholder. The note matures on March 31, 2016 and accrues no interest. In addition, the Company issued to a holder 125,000 shares of the Company's common stock. The Company recorded the approximate $39,000 value of the shares issued as a deferred financing cost and will amortize the expense associated with this issuance over a four month period. The Company used a recent sale of stock to determine the fair market value of the transaction. For the three and six months ended December 31, 2015 and 2014, the company recognized interest expense of approximately $9,700 and $0, respectively, associated with these issuances. The unamortized portion of this issuance is approximately $29,000 and included in deferred financing costs on the balance sheet at December 31, 2015.

Related Party Notes Payable

In January 2013, the Company converted $356,700 of related party payables owed under consulting agreements, into related party notes payable. The notes were scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum at maturity. However, on December 30, 2013, the Company converted $219,700 of related party notes payable to common stock. As of December 31, 2015, the outstanding balance of the related party notes payable is $113,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

Long Term Note Payable

Convertible Note Payable

Between September 2013 and June 2015, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts between $15,000 to $1,475,000, and totaling $1,820,000. Under the terms of these notes, they mature between June 2015 and October 2018, accrue interest at 7.5% to 8.0% per annum, and are convertible into shares of our common stock at a conversion rates of between $0.20 and $5.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the company granted to one noteholder a cashless option to purchase one (1) share of the Company's common stock, $.001 par value, at the exercise price of $0.50 per share, for each share the holder is entitled to pursuant to the promissory note. The options are fully vested and shall expire in three (3) years. In December 2015, the company reduced the conversion rate of one of the convertible notes to $0.75. In December 2014, the company converted $25,000 of convertible notes payable and accrued interest of $781 and issued 12,891 shares of restricted stock. In addition, the Company issued to a holder 50,000 shares of the Company's common stock. The Company recorded the $135,000 value of the shares issued as a deferred financing cost and will amortize the expense associated with this issuance over a twenty-four month period. The Company used a recent sale of stock to determine the fair market value of the transaction. For the six months ended December 31, 2015 and 2014, the company recognized interest expense of approximately $28,000 and $34,000, respectively, and $11,000 and $17,000 for the three months ended December 31, 2015 and 2014, respectively, associated with these issuances. The unamortized portion of this issuance is approximately $0 at December 31, 2015. For the period ended December 31, 2015, the Company is in default approximately $38,000 on some of the notes and is in discussions with the noteholders to restructure the terms of the notes.

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

The company also reviewed ASC Topic 470-50-40, Debt Modifications and Extinguishments, as it related to an Amended and Consolidated Note. ASC 470 requires modification to debt instruments to be evaluated to assess whether the modifications are considered "substantial modifications". A substantial modification of terms shall be accounted for like an extinguishment. The company noted the change in terms per the note met the criteria for substantial modification under ASC 470 and accordingly treated the modification as extinguishment. The company recognized the remaining Debt Discount of approximately $50,000 as a loss from debt extinguishment for the three and six month periods ended December 31, 2015. The company also performed an analysis pertaining to the warrants included in the same note. The company reviewed ASC Topic 470-20-25, Debt with Conversion and Other Options, and determined the relative fair value discount of the warrants was approximately $83,000.

The Company recognized an accretion of debt discount expense of approximately $77,000 and $96,000 for the six months ended December 31, 2015 and 2014, respectively and approximately $63,000 and $37,000 for the three months ended December 31, 2015 and 2014, respectively. The accretion of debt discount expense expected to be recognized in future years is approximately $170,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

The Company recognized interest expense on all notes of approximately $71,000 and $63,000 for the six months ended December 31, 2015 and 2014, respectively, and approximately $36,000 and $33,000 for the three months ended December 31, 2015 and 2014, respectively. Accrued interest on all notes payable to stockholders and other related parties at December 31, 2015 totaled approximately $335,000 and is included in related party payables.

As of December 31, 2015, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2016	$77,500
2017	$1,475,000
2018	267,500
Total outstanding notes	$1,820,000
Debt Discount	$(169,054)
Net Notes Payable	$1,650,946

NOTE 7 – STOCK TRANSACTIONS

On May 18, 2015, the Company entered a Stock Purchase Agreement for the purchase of 1,600,000 shares for total gross proceeds of $2,000,000 by June 30, 2015. As of December 31, 2015, a total of 240,000 have been purchased for a total of $300,000. In September 2015, the Stock Purchase Agreement was amended to extend the date to acquire the remainder of the shares by December 31, 2015. In December 2015, the Stock Purchase Agreement was amended to extend the date to acquire the remainder of the shares by March 31, 2016.

In September 2015, the Company issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, specifically compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables specifically compensation expense, for an aggregate of 500,000 shares of the Company's common stock for payment of $155,000 of related party payables. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the six month period ended December 31, 2015, the Company issued 425,000 shares of common stock to various individuals as payment for consulting services per contracts dated between October 2015 and December 2015 (See Note 4 and Note 6). The aggregate Fair Market Value of these shares was approximately $123,000 as the fair market value of the stock was between $0.21 and $0.45 per share. The Company used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the six month period ended December 31, 2015, the Company issued 200,000 shares of our common stock to an individual for conversions of accounts payable. The aggregate Fair Market Value of these shares was approximately $70,000 as the conversion price was $0.35 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

NOTE 8 – OPTIONS AND WARRANTS

Options

For the six month period ended December 31, 2015, the Company had 400,000 options outstanding at an average exercise price of $2.65, with 250,000 options exercisable and an expected compensation to be recognized of $444,000. For the six months ended December 31, 2015 and 2014, the Company recognized an expense of approximately $172,000 and $164,000, respectively, and $81,000 and $102,000 for the three month period ended December 31, 2015 and 2014, respectively. The expense expected to be recognized is approximately $444,000.

Warrants

For the six month period ended December 31, 2015, the Company had 1,355,000 warrants outstanding at an average exercise price of $0.55, with 1,355,000 warrants exercisable and 5,000 warrants forfeited compared to 35,000 warrants outstanding and exercisable for the period ended June 30, 2015. For the three and six months ended December 13, 2015 and 2014, the Company recognized an expense of $0. The expense expected to be recognized is $0.

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2015, the Company issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, specifically compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, specifically compensation expense, for an aggregate of 500,000 shares of our common stock for payment of $155,000 of related party payables. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

The total number of potential additional dilutive options and warrants outstanding was approximately 1,800,000 and 425,000 for the six months ended December 31, 2015 and 2014, respectively. In addition, the convertible notes convert at an exercise price of between $0.20 and $5.00 per share of common stock representing approximately 1.8 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months ended December 31,
	2015	2014

Net loss attributable to the common stockholders	$(1,073,232)	$(1,309,951)

Basic weighted average outstanding shares of common stock	5,236,570	4,310,542
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	5,236,570	4,310,542

Earnings (loss) per share:
Basic and diluted	$(0.20)	$(0.30)

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

The provision (benefit) for income taxes for the period ended December 31, 2015 and 2014, assumes a 34% effective tax rate for federal income taxes. The Company has no state income taxes liability. The Company had deferred income tax assets as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	June 30, 2015

Loss carryforwards	$3,400,000	$2,900,000
Less – valuation allowance	(3,400,000)	(2,900,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2015 and 2014, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At December 31, 2015, the Company had approximately $10,000,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2015, 2014, 2013, 2012, 2011 and 2010 are open for examination.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

NOTE 12 – CORRECTION OF AN ERROR

In connection with the Patent Licensing Agreement (See Note 5), the Company incurred $50,000 royalty fees in fiscal year 2014 and 2015, which were improperly capitalized to patent rights on the prior year balance sheet. After further analysis, the Company determined that the royalty fees should have been expensed to selling, general and administrative expenses. To properly account for the correction of the error, the Company considered ASC Topic 205. Based on an analysis of the results of the correction, the Company determined that the correction was immaterial to the prior years issued financial statements and recorded the corrections in the current year ending 2016. The conclusion was based on the fact that the Company is in the early stages of its life cycle, has not begun primary operations, to date the Company has been focused on capital raising efforts necessary to fund development of a prototype. As a result, available cash has been limited and account balances directly related to cash have relatively small account balances. Therefore, cash flow and the availability of funds is what the Company believes investors and potential investors are focused on, not non-cash corrections of errors. The Company further believes investors are focused on the viability of the technology, eventual FDA approval, and licensing or sale of the technology.

NOTE 13 – SUBSEQUENT EVENTS

In January 2016, the Company issued Eric Clemons, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, specifically compensation expense, and Wesley Tate, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables specifically compensation expense, for an aggregate of 300,000 shares of the Company's common stock for payment of $90,000 of related party payables. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In February 2016, the Company issued 150,000 shares of common stock to Scott McCallum, former Governor of Wisconsin, as payment for consulting services per contract dated February 9, 2016. The aggregate Fair Market Value of these shares was approximately $83,000 as the fair market value of the stock was $0.55 per share. The Company used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $125,000 in accounts payable for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $0 and $2,800 for the six months ended December 31, 2015 and 2014, respectively and approximately $0 and $800 for the three months ended December 31, 2015 and 2014, respectively.

We recognized a patent royalty expense of approximately $25,000 and an additional $100,000 for the correction of error for the six months ended December 31, 2015 compared to $0 for the six months ended December 31, 2014 and patent royalty expense of approximately $12,500 and $0 for the three months ended December 31, 2015 and 2014, respectively. The accrued payable of $125,000 pertaining to the patent royalty expense at December 31, 2015 is included in related party payables.

In connection with the Patent Licensing Agreement, we incurred $50,000 royalty fees in fiscal year 2014 and 2015, which were improperly capitalized to patent rights on the prior year balance sheet. After further analysis, we determined that the royalty fees should have been expensed to selling, general and administrative expenses. To properly account for the correction of the error, we considered ASC Topic 205. Based on an analysis of the results of the correction, we determined that the correction was immaterial. The conclusion was based on the fact that we are in the early stages of our life cycle, has not begun primary operations, to date we have been focused on capital raising efforts necessary to fund development of a prototype. As a result, available cash has been limited and account balances directly related to cash have relatively small account balances. Therefore, cash flow and the availability of funds is what we believe investors and potential investors are focused on, not non-cash corrections of errors. We further believe investors are focused on the viability of the technology, eventual FDA approval, and licensing or sale of the technology.

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

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos in September 2012 to build up to three medical device prototypes to be used for testing. In April 2014, we entered into an addendum to the agreement with Sonos, which included a commitment by us to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of our stock, 20,000 warrants to purchase the our stock and paid approximately $180,000, of which $25,000 has been incurred towards our monetary commitment.

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

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Revenue

For the three months ended December 31, 2015 and December 31, 2014, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $170,000, or 28.8%, to approximately $420,000 in the three months ended December 31, 2015 from approximately $590,000 in the three months ended December 31, 2014 primarily due to the following: decrease in research and development cost as no costs were incurred; decrease in marketing expense due to expiration of a marketing contract and no amortization of prepaid marketing compensation which were included in the previous year; travel expenses decreased due to less travel being required during the period; and a decrease in professional fees offset by an increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have added new consultants and a scientific advisory board member; and the recognition of patent royalty expense.

Approximate operating expenses for the three months ended December 31, 2015 were comprised of patent royalty costs of $12,500, $240,000 in consulting services costs, compensation expense of $109,000, professional fees of $17,000, travel costs of $14,000, and other operating expenses.

Approximate operating expenses for the three months ended December 31, 2014 were comprised of marketing costs of $41,000, $238,000 in consulting services costs, research and development costs of $122,000, compensation expense of $104,000, professional fees of $51,000, travel costs of $26,000, and other operating expenses.

Other income (expenses)

Other expense increased by approximately $12,000, or 13.6%, to approximately $99,000 in the three months ended December 31, 2015 from approximately $87,000 in the three months ended December 31, 2014 primarily due to the following: interest expenses increased due to the inclusion of additional loans; the accretion of recorded debt discounts related to notes payable as we have extinguished a note with a beneficial convertible feature and replaced it with note that contains a beneficial feature and a discount feature; and the loss from extinguishment of debt.

Net loss before income taxes

Net loss before income taxes for the three months ended December 31, 2015 totaled approximately $518,000 primarily due to marketing costs, consulting services costs, patent royalty expense, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to approximately $677,000 for the three months ended December 31, 2014 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Revenue

For the six months ended December 31, 2015 and December 31, 2014, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $230,000, or 20.5%, to approximately $890,000 in the six months ended December 31, 2015 from approximately $1,117,000 in the six months ended December 31, 2014 primarily due to the following: decrease in research and development cost as no costs were incurred; decrease in marketing expense due to expiration of a marketing contract and no amortization of prepaid marketing compensation which were included in the previous year; travel expenses decreased due to less travel being required during the period; and a decrease in professional fees offset by an increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have added new consultants and a scientific advisory board member; and the recognition of patent royalty expense.

Approximate operating expenses for the six months ended December 31, 2015 were comprised of marketing expense of $36,000, patent royalty costs of $125,000, $498,000 in consulting services costs, compensation expense of $177,000, professional fees of $22,000, travel costs of $20,000, and other operating expenses.

Approximate operating expenses for the six months ended December 31, 2014 were comprised of marketing costs of $100,000, $470,000 in consulting services costs, research and development costs of $244,000, compensation expense of $104,000, professional fees of $63,000, travel costs of $53,000, and other operating expenses.

Other income (expenses)

Other expense decreased by approximately $7,500, or 3.9%, to approximately $186,000 in the six months ended December 31, 2015 from approximately $193,000 in the six months ended December 31, 2014 primarily due to the following: interest expenses increased due to the inclusion of additional loans; the accretion of recorded debt discounts related to notes payable as we have extinguished a note with a beneficial convertible feature and replaced it with note that contains a lesser beneficial feature and a discount feature; and the loss from extinguishment of debt.

Net loss before income taxes

Net loss before income taxes for the six months ended December 31, 2015 totaled approximately $1,000,000 primarily due to marketing costs, consulting services costs, patent royalty expense, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to approximately $1,300,000 for the six months ended December 31, 2014 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Assets and Liabilities

Assets were approximately $178,000 as of December 31, 2015. Assets consisted of cash of approximately $7,600, prepaid expenses of approximately $57,000, deferred financing fees of approximately $29,000, and patent rights of approximately $84,000. Liabilities were approximately $3,000,000 as of December 31, 2015. Liabilities consisted of accounts payable of approximately $490,000, related party payable of approximately $591,000, notes payable to related parties of approximately $113,000, notes payable to stockholders of approximately $120,000 and convertible notes to stockholders, net of debt discount, of approximately $1,600,000.

Stockholders' Deficit

Stockholders' deficit was approximately $2,800,000 as of December 31, 2015. Stockholder's deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of approximately $14,000, shares issued for fundraising totaling approximately $1,300,000, net of issuance costs, beneficial conversion feature associated with convertible note of approximately $1,400,000, shares issued in conversion of liabilities of approximately $612,000, shares associated with warrants, options and issuances for services of approximately $4,100,000 and shares issued for patent rights totaling approximately $7,000, offset primarily by the deficit accumulated of approximately $10,000,000 at December 31, 2015.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of approximately $7,000 in the six months ending December 31, 2015 resulting from cash used in operating activities of approximately $162,000, offset partially by cash provided by financing activities of approximately $170,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Six Months Ended December 31,
	2015	2014

Cash at beginning of period	$486	$1,688
Net cash used in operating activities	(162,344)	(371,347)
Net cash provided by financing activities	169,500	385,300
Cash at end of period	$7,642	$15,641

Cash Flows from Operating Activities – For the six months ended December 31, 2015, net cash used in operations was approximately $162,000 compared to net cash used in operations of approximately $371,000 for the six months ended December 31, 2014. Net cash used in operations was primarily due to a net loss of approximately $1,000,000 for the six months ended December 31, 2015, amortization of prepaid consulting compensation of approximately $134,000, accretion of debt discount of approximately $23,000, loss from extinguishment of debt of approximately $49,000, stock based compensation related to stock options for approximately $137,000, amortization of deferred financing of $38,000, correction of an error of $100,000, and the changes in operating assets and liabilities of approximately $425,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the six months ending December 31, 2015 was approximately $170,000, compared to net cash provided of approximately $250,000 in the same period in 2014. The cash provided by financing activities was due to proceeds from notes payable to stockholders of approximately $170,000.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had a accumulated deficit of approximately $10,170,000 and $9,100,000 at December 31 and June 30, 2015, respectively, and had a net loss of approximately $1,100,000 and $1,300,000 for the six months ended December 31, 2015 and 2014, respectively, and net cash used in operating activities of approximately $160,000 and $370,000 for the six months ended December 31, 2015 and 2014, respectively, with no revenue earned since inception. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 9.

The following are deemed to be the most significant accounting policies affecting us.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, useful lives and residual value of long-lived assets, and the valuation of equity instruments. We make these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

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

Stock Compensation

We account for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Accounting for Derivative Financial Instruments

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity ("ASC 815-40"). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. We estimate the fair value of these warrants using the binomial method.

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

We use fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require our judgment.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The following table sets forth our current contractual obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$1,820,000	$77,500	$1,475,000	$267,500	$-
Operating Leases	$4,800	$2,175	$2,625	$-	$-
Total	$1,824,800	$79,675	$1,477,625	$267,500	$-

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). We assessed the effectiveness of the our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, we believe that, as of December 31, 2015, the our internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three and six months ended December 31, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented nor are they reviewed and approved by anyone other than the Chief Financial Officer.

These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

In connection with the Patent Licensing Agreement error in which we capitalized patent royalty fees to patent rights on the balance sheet and determined that the royalty fees should have been expensed to selling, general and administrative expenses, we considered ASC Topic 205. Based on an analysis of the results of the correction, we determined that the correction was immaterial. The conclusion was based on the fact that we are in the early stages of our life cycle, have not begun primary operations, to date we have been focused on capital raising efforts necessary to fund development of a prototype. As a result, available cash has been limited and account balances directly related to cash have relatively small account balances. Therefore, cash flow and the availability of funds is what we believe investors and potential investors are focused on, not non-cash corrections of errors. We further believe investors are focused on the viability of the technology, eventual FDA approval, and licensing or sale of the technology.

When we are financially able, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ending December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three month period ended December 31, 2015, we issued 425,000 shares of our common stock to various individuals as payment for consulting services per contracts dated between October 2015 and December 2015. The aggregate fair market value of these shares was approximately $123,000 as the fair market value of the stock was between $0.21 and $0.45 per share. We used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the three-month period ended December 31, 2015, we issued 200,000 shares of our common stock to an individual for conversions of accounts payable. The aggregate Fair Market Value of these shares was approximately $70,000 as the conversion price was $0.35 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (15)	Employment Agreement with Wesley Tate dated October 1, 2015

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three months ended December 31, 2015 furnished in XBRL).
101.INS	Interactive Data File (Form 10-Q for the three months ended December 31, 2015 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

* filed herewith

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.

(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.

(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.

(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.

(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.

(6)	Incorporated by reference from our Form 10-Q filed with the Commission on February 12, 2013.

(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.

(8)	Incorporated by reference from our Form 10-K/A filed with the Commission on October 4, 2013.

(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.

(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.

(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.

(12)	Incorporated by reference from our Form 8-K filed with the Commission on May 11, 2014.

(13)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.

(14)	Incorporated by reference from our Form 10-K filed with the Commission on August 11, 2014.

(15)	Incorporated by reference from our Form 10-Q filed with the Commission on November 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerebain Biotech Corp. A Nevada corporation

Date: February 22, 2016	By:	/s/ ERIC CLEMONS
Eric Clemons, President (Principal Executive Officer)

	By:	/s/ WESLEY TATE
Wesley Tate, Chief Financial Officer (Principal Financial and Accounting Officer)

