Form 10-Q
period 2016-03-31
CEREBAIN BIOTECH CORP.
filed 2016-05-16
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

CEREBAIN BIOTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54381	26-1974399
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

600 Anton Blvd., Suite 1100 Costa Mesa, CA 92626
(Address of principal executive offices)

714-371-4109
(Registrant's telephone number, including area code)

13727 Noel Road, Tower II, Suite 200 Dallas, TX 75240
(Former address, if changed since last report)

_____________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 12, 2016
Common Stock, $0.001 par value	6,585,347

CEREBAIN BIOTECH CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended March 31, 2016 and 2015 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,773	$486
Prepaid expenses	177,019	157,102
Deferred financing costs	-	28,125
Total current assets	179,792	185,713

Long-term assets:
Patent rights	83,900	183,900

Total assets	$263,692	$369,613

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$538,705	$399,486
Related party payables	241,464	530,459
Convertible note, current portion, net of debt discount of $0 and $66,969, respectively	77,500	210,531
Notes payable	-	131,000
Total current liabilities	971,669	1,271,476

Long term liabilities:
Convertible note to, net of debt discount of approximately $172,495 and $0, respectively	2,208,517	1,475,000

Total liabilities	3,180,186	2,746,476

Commitments and contingencies (Note 4)

Stockholders' deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 6,585,347 and 4,835,347 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively)	6,585	4,835
Additional paid in capital	7,740,082	6,712,747
Accumulated deficit	(10,663,161)	(9,094,445)
Total stockholders' deficit	(2,916,494)	(2,376,863)

Total liabilities and stockholders' deficit	$263,692	$369,613

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Operating Expenses
Selling, general and administrative expenses	$1,123,910	$1,178,118	$397,465	$405,475
Research and development costs	-	379,125	-	135,375
Patent Royalty Expense	137,500	-	12,500	-
Marketing expenses	50,880	136,140	14,840	35,903
Total operating expenses	1,312,290	1,693,383	424,805	576,753
Other (income) expense
Accretion of debt discount	81,834	128,376	43,982	32,190
Loss from extinguishment of debt	48,750	-	-	-
Financing costs	28,125	50,625	-	16,875
Interest expense	97,717	97,926	26,697	34,541
Total other (income) expense	256,426	276,927	70,679	83,606
Net operating loss	(1,568,716)	(1,970,310)	(495,484)	(660,359)

Loss before income taxes	(1,568,716)	(1,970,310)	(495,484)	(660,359)
Income taxes	-	-	-	-
Net loss	$(1,568,716)	$(1,970,310)	$(495,484)	$(660,359)

Loss per share:
Basic and diluted loss per share	$(0.28)	$(0.45)	$(0.08)	$(0.14)
Basic and diluted weighted average shares outstanding	5,614,438	4,400,955	6,378,479	4,585,236

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,568,716)	$(1,970,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	81,834	128,376
Loss from extinguishment of debt	48,750	-
Stock based compensation	245,475	225,074
Amortization of stock based prepaid consulting compensation	162,583	692,196
Amortization of deferred financing costs	28,125	50,625
Correction of an error	100,000	-
Changes in operating assets and liabilities:
Prepaid expenses	20,000	(34,992)
Accounts payable	532,331	147,960
Related party payables	(43,995)	117,665
Net cash used in operating activities	(393,613)	(643,406)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	-	416,550
Proceeds from related party notes	1,000
Proceeds from convertible notes	402,900	250,000
Repayment of notes payable to shareholders	(8,000)
Net cash flows provided by financing activities:	395,900	666,550

Net change in cash and cash equivalents	2,287	23,144
Cash and cash equivalents- beginning of period	486	1,688
Cash and cash equivalents- end of period	$2,773	$24,832

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Beneficial conversion feature on convertible note	$197,360	$119,928
Stock issued for prepaid services	$148,500	$220,800
Stock issued for Financing Fee	$38,750	$-
Options issued for prepaid services	$54,000	$83,450
Stock issued for satisfaction of accounts payable	$100,000	$-
Stock issued for satisfaction of related party payables	$245,000	$40,000
Conversion convertible notes payable and interest into stock	$-	$25,781
Conversion of related party notes payable and interest into stock	$-	$32,653
Conversion of accounts payable to convertible note payable	293,112	-
Reclassification of debt from shareholders to convertible debt	$10,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2015 has been derived from audited statements and (b) unaudited interim condensed financial statement as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2015 included on Form 10-K filed with the Securities and Exchange Commission on September 22, 2015.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $10,700,000 and $9,100,000 at March 31, 2016 and June 30, 2015, respectively, and had a net loss of approximately $1,600,000 and $2,000,000 for the nine months ended March 31, 2016 and 2015, respectively, and net cash used in operating activities of approximately $400,000 and $650,000 for the nine months ended March 31, 2016 and 2015, respectively, with no revenue earned since inception. These matters raise substantial doubt about our ability to continue as a going concern.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $51,000 and $136,000 for the nine months ended March 31, 2016 and 2015, respectively, and approximately $15,000 and $36,000 for the three months ended March 31, 2016 and 2015, respectively, and are included in marketing costs in the accompanying consolidated statements of operations.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $0 and $379,000 for the nine months ended March 31, 2016 and 2015, respectively, and approximately $0 and $135,000 for the three months ended March 31, 2016 and 2015, respectively, and are included in research and development costs in the accompanying consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to interest expense over the term of the related debt.

In connection with two of the debt issuances as discussed in Note 6, the Company issued 175,000 shares of the Company's common stock. The Company recorded the approximate $174,000 value of the shares issued as a deferred financing cost and amortized the expense associated with these issuances over the life of each note. The deferred financing cost has been fully amortized.

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet. The Company determines the value of the warrants using the Black-Scholes Option Pricing Model ("Black-Scholes") using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of the stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations. The debt is treated as conventional debt.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

Convertible debt – derivative treatment

When the Company issues debt with a conversion feature, the Company must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer's own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders' equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature

If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature ("BCF'). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it does so in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered "substantial modifications". A substantial modification of terms shall be accounted for like an extinguishment. Based on the guidance relied upon and the analysis performed, if the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in terms meet the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Clemons

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), which has been paid or settled in stock in full.
•	Bonus of $40,000 upon the delivery to the Company of a prototype medical device from Sonos Models Inc., which has been paid in full.
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

•

Option to acquire up to 100,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of March 31, 2016, 60,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $124,000 for nine months ended March 31, 2016 and 2015, and approximately $42,000 for three months ended March 31, 2016 and 2015. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $206,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until June 15, 2017.
•	Annual salary of One Hundred Ninety Five Thousand Dollars ($195,000).
•

Option to acquire up to 100,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $90,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2016, 40,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $14,000 and $27,000 for the nine months ended March 31, 2016 and 2015, respectively, and approximately $5,000 for the three months ended March 31, 2016 and 2015. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $45,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company's Securities, where the purchaser of said Securities has been directly introduced to the Company by Mr. Clemons. From January through March 2015, $31,250 was earned and paid, which was recognized as a reduction of the proceeds from the sale of shares of common stock. No cash placement bonus has been earned or paid in 2016.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000), which has been paid or settled in stock in full.
•	Bonus of $20,000 upon the delivery to the Company of a prototype medical device form Sonos Models, Inc., which has been paid in full.
•

Option to acquire up to 50,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of March 31, 2016, 30,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $62,000 for the nine months ended March 31, 2016 and 2015, and approximately $21,000 for the three months ended March 31, 2016 and 2015. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $103,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

On April 1, 2014, the Company entered into an addendum to this agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum included 25,000 of the Company's common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company for 12 months. The Company recognized a prepaid expense of approximately $37,500, which has been fully amortized to selling, general and administrative. The Company recognized selling, general and administrative expense of approximately $0 and $28,000 for the nine months ended March 31, 2016 and 2015, respectively, and $0 and $9,500 for the three months ended March 31, 2016 and 2015, respectively.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017.
•	Annual salary of One Hundred Fifty Six Thousand Dollars ($156,000)
•

Option to acquire up to 50,000 Shares of our Common Stock under the Company's 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $45,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2016, 20,000 options to purchase the Company's common stock have vested. The Company recognized selling, general and administrative expense of approximately $7,000 and $14,000 for the nine months ended March 31, 2016 and 2015, respectively, and approximately $2,300 for the three months ended March 31, 2016 and 2015. The compensation expected to be recognized in future years is approximately $22,000.

On October 1, 2015, the Company entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018.
•	Annual salary of One Hundred Fifty Six Thousand Dollars ($156,000)
•

Stock grant of 150,000 of the Company's common restricted shares for services provided to the Company. The Company recognized selling, general and administrative expense of approximately $40,000 and $0 for the nine and three months ended March 31, 2016.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

Commitments

In September 2012, the Company entered into an agreement with Sonos Models, Inc. ("Sonos") to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of the Company's stock, 20,000 warrants to purchase the Company's stock and the Company has paid approximately $180,000, of which $25,000 has been incurred towards the Company's monetary commitment.

Consulting Agreements

Between December 2013 and March 2016, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,000,000 shares of the Company's fully vested and non-forfeitable common stock. These contracts are for twelve to twenty four months and may be renewed or extended for any period as may be agreed by the parties. As of March 31, 2016 the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to twenty four months, the Company recorded originally approximately $2,000,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to twenty four month period. For the nine months ended March 31, 2016 and 2015, the Company amortized from prepaid expenses to General and Administrative expenses approximately $128,000 and $263,000, respectively, and approximately $34,000 and $64,000 for the three months ended March 31, 2016 and 2015, respectively. The unamortized prepaid expenses of these contracts are approximately $123,000 and included in prepaid expenses on the balance sheet at March 31, 2016.

In December 2014, the Company entered into consulting agreements with two individuals to provide business consulting services for a period of twelve months. Compensation was fully vested and non-forfeitable options to acquire up to 100,000 shares of our common stock, at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. For the nine months ended March 31, 2016 and 2015, the Company amortized from prepaid expenses to General and Administrative expenses approximately $35,000 and $28,000, respectively, and approximately $0 and $21,000 for the three months ended March 31, 2016 and 2015, respectively. These contracts are fully amortized.

In March 2015, the Company entered into a consulting agreement with an individual to provide marketing and social media strategy services for a period of twelve months. Compensation was an engagement fee of $30,000 and monthly consulting fee of $3,500. The Company recognized the $30,000 as a prepaid expense to be amortized to marketing expense over the service period. For the nine months ended March 31, 2016 and 2015, the Company amortized from prepaid expenses to General and Administrative expenses approximately $20,000 and $3,000, respectively, and approximately $5,000 and $3,000 for the three months ended March 31, 2016 and 2015, respectively. This contract is fully amortized.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty six months. Compensation was issuance of 75,000 shares of the Company's stock (See note 7) and fully vested and non-forfeitable options to acquire up to 300,000 shares of our common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $54,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.47%; expected term of 3 years; and 0% dividend yield. The amortization from prepaid expense for the nine and three months periods ended March 31, 2016 related to this agreement was de minimis. The unamortized prepaid expense of this contract is approximately $54,000 and included in prepaid expenses on the balance sheet at March 31, 2016.

As of March 31, 2016, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ending June 30,

2016	$43,026
2017	102,493
2018	18,000
2019	13,500
Total	$177,019

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $1,900 and $11,000 for the nine months ended March 31, 2016 and 2015, respectively and approximately $1,700 and $0 for the three months ended March 31, 2016 and 2015, respectively.

The Company recognized a patent royalty expense of approximately $38,000 and an additional $100,000 for the correction of error for the nine months ended March 31, 2016 compared to $0 for the nine months ended March 31, 2015 and patent royalty expense of approximately $12,500 and $0 for the three months ended March 31, 2016 and 2015, respectively. The accrued payable of $137,500 pertaining to the patent royalty expense at March 31, 2016 is included in related party payables.

In connection with the Patent Licensing Agreement, the Company incurred $50,000 royalty fees in fiscal year 2014 and 2015, which were capitalized to patent rights on the balance sheet. After further analysis, the Company determined that the royalty fees should have been expensed to selling, general and administrative expenses. The effect of the correction of the error can be seen in Note 12.

NOTE 6 – NOTES PAYABLE

Short Term Note Payable

	Short Term Notes Payable
	March 31, 2015	June 30, 2015
Short term note payable (A)	$114,000	$113,000
Short term note payable (B)	-	10,000
Short term note payable (C)	-	8,000
Net total	$114,000	$131,000

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

Related Party Notes Payable

(A)

In 2012, the Company issued a note payable to a related party. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of March 31, 2016, the outstanding balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Notes Payable

(B)

In May 2015, the Company entered into an unsecured $10,000 promissory note with a stockholder. The note matured on June 1, 2015 and accrued interest at seven and one-half (7.5) percent per annum. In December 2015, the Company extinguished this debt in exchange of an unsecured amended and consolidated convertible promissory note for a principal amount of $260,000 (See Convertible Note Payable (B) below).

(C)	In May and June, 2015, the Company entered into an unsecured $8,000 promissory note with a stockholder. As of March 31, 2016 the promissory note has been fully paid.

Long Term Note Payable

	Convertible Notes Payable
	March 31, 2015	June 30, 2015
Convertible note payable (A)	$118,400	$77,500
Convertible note payable (B)	260,000	200,000
Convertible note payable (C)	2,080,112	1,475,000
Subtotal	2,458,512	1,752,500
Debt discount	(172,495)	(66,969)
Net total	$2,286,017	$1,685,531

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

Convertible Note Payable (A)

Between September 2013 and March 2016, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $25,000, totaling approximately $118,000. Under the terms of these notes, maturity dates range from June 2015 and March 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of our common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company's common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the holders are entitled to pursuant to the promissory note. The options are fully vested and shall expire one year from date of execution. To date, none of the convertible notes have been converted and none of the options have been exercised. For the period ended March 31, 2016, the Company is in default approximately $48,000 on some of the notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company recognized an accretion of debt discount expense of approximately $3,000 and $8,500 for the nine months ended March 31, 2016 and 2015, respectively and approximately $0 and $3,000 for the three months ended March 31, 2016 and 2015, respectively. The accretion of debt discount expense expected to be recognized in future years is approximately $18,000.

Unsecured, Amended and Consolidated Convertible Note Payable (B)

December 2014 Convertible Note

In December 2014, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of $200,000. The note payable matured in December 2016, accrued interest at 7.5% per annum, and convertible into shares of our common stock at a conversion rates of $1.00 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

The Company determined that the note had a beneficial conversion feature of approximately $90,000.

The Company recognized an accretion of debt discount expense of $15,000 for the nine months ended March 31, 2016 and 2015, and approximately $0 and $11,000 for the three months ended March 31, 2016 and 2015, respectively. The accretion of debt discount has been fully amortized.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

December 2015 Convertible Note

In December 2015, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of $260,000. In exchange, the Company extinguished a $10,000 short term note payable, the $200,000 convertible note payable issued in December 2014, and received cash of $50,000. The amended and consolidated note payable matures in March 2019, accrues interest at 7.5% per annum, and convertible into shares of our common stock at a conversion rates of $0.20 per share, but only if such conversion would not cause the Noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to the noteholder a cashless warrant to purchase one (1) share of the Company's common stock, $.001 par value, at the exercise price of $0.50 per share, for each share the holders are entitled to pursuant to the promissory note. The options are fully vested and shall expire three years from date of execution.

The value of the warrants was approximately $121,000 which was valued using the Black-Scholes option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.75%; expected term of 2 years; and 0% dividend yield. The Company determined the relative fair value discount of the warrants was approximately $83,000.

The Company determined that the note had a beneficial conversion feature of approximately $96,000.

In connection with the $260,000 convertible note, the Company recognized an accretion of debt discount expense of approximately $25,000 for the nine month period ended March 31, 2016 and approximately $15,000 for the three month period ended March 31, 2016. The accretion of debt discount expense expected to be recognized in future years is approximately $154,000.

For the nine month period ended March 31, 2016, the Company recognized a loss of approximately $50,000 related to the modification of the $200,000 convertible note payable issued in December 2014.

Unsecured, Amended and Consolidated Convertible Note Payable (C)

June 2015 Convertible Note

In June 2015, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $1,475,000. The note payable accrued interest at 7.5% per annum and is convertible into shares of our common stock at a conversion rate of $1.00 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

In connection with the extinguished $1,475,000 convertible notes payable, the Company recognized an accretion of debt discount expense of approximately $0 and $105,000 for the nine months ended March 31, 2016 and 2015, respectively, and approximately $0 and $18,000 for the three months ended March 31, 2016 and 2015, respectively. The accretion of debt discount has been fully amortized.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

December 2015 Convertible Note

In December 2015, the Company entered into an unsecured $112,000 promissory note with a stockholder. The note matured on September 17, 2015 and accrued no interest. In addition, the Company issued to the noteholder 125,000 shares of the Company's common stock.

In connection with the issuance of the 125,000 shares of stock in December 2015, the Company recorded the approximate $39,000 value of the shares issued as a debt discount and amortized the expense associated with this issuance over a four month period. The Company used a recent sale of stock to determine the fair market value of the transaction. For the nine months ended March 31, 2016, the Company recognized an accretion of debt discount expense of approximately $39,000 and for the three months ended March 31, 2016, the Company recognized approximately $30,000.

February 2016 Convertible Note

In February 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,100,000. In exchange, the Company extinguished the $1,475,000 convertible note payable issued in June 2015, the $112,000 note payable issued in December 2015, accounts payable related to accrued interest of approximately $293,000, and received cash of $200,000. The amended and consolidated note payable matures February 2018, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.50 per share, but only if such conversion would not cause the Noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

The Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

The Company recognized interest expense on all notes of approximately $98,000 for the nine months ended March 31, 2016 and 2015, and approximately $27,000 and $35,000 for the three months ended March 31, 2016 and 2015, respectively. Accrued interest on all notes payable to stockholders and other related parties at March 31, 2016 totaled approximately $69,000 and is included in accounts payables.

As of March 31, 2016, future maturities of notes payable are as follows:

Fiscal year ending June 30,

2016	$77,500
2017	7,500
2018	2,355,112
2019	18,400
Total outstanding notes	2,458,512
Debt Discount	(172,495)
Net Notes Payable	$2,286,017

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

NOTE 7 – STOCK TRANSACTIONS

On May 18, 2015, the Company entered a Stock Purchase Agreement for the purchase of 1,600,000 shares for total gross proceeds of $2,000,000 by June 30, 2015. In March 2016, a total of 240,000 shares were purchased for a total of $300,000 and subsequent to that date, no shares have been purchased. In December 2015, the Stock Purchase Agreement was extended to acquire the remainder of the shares by March 31, 2016. The Company is currently in discussions with the purchaser to restructure the terms of the agreement.

In September 2015, the Company issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, related to previously recognized compensation expense, for an aggregate of 500,000 shares of the Company's common stock for payment of $155,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.31 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In January 2016, the Company issued Eric Clemons, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, for an aggregate of 300,000 shares of the Company's common stock for payment of $90,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.30 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the nine month period ended March 31, 2016, the Company issued 375,000 shares of common stock to various individuals as payment for consulting services per contracts dated between October 2015 and March 2016 (See Note 4 and Note 6). The Company recorded the approximate $148,500 value of the shares issued at the Fair Market Value of the shares into prepaid expenses. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.21 to $0.45 per share. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the nine month period ended March 31, 2016, the Company issued 300,000 shares of our common stock to individuals for conversions of accounts payable. The aggregate Fair Market Value of these shares was approximately $100,000 as the conversion price was between $0.27 and $0.35 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the nine month period ended March 31, 2016, the Company issued 125,000 shares of common stock to an individual as payment for consulting services per contract dated December 2015 (See Note 6). The Company recorded the approximate $39,000 value of the shares issued at the Fair Market Value of the shares into prepaid expenses. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.31 per share. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the nine month period ended March 31, 2016, the Company issued 150,000 shares of common stock to a related party as payment for consulting services per agreement dated October 2015 (See Note 4). The Company recorded the approximate $40,500 value of the shares issued at the Fair Market Value of the shares, which was expensed upon issuance. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.27 per share. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

NOTE 8 – OPTIONS AND WARRANTS

Options

In January 2016, the Company issued fully vested and non-forfeitable options to acquire up to 300,000 shares, which are included in the 700,000 options outstanding at March 31, 2016, of our common stock, at an exercise price of $0.33 per share to an individual as compensation for consulting services. Fair Market Value of these options, valued using the Black-Scholes option pricing model, totaled approximately $54,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.47%; expected term of 3 years; and 0% dividend yield (See Note 4).

For the nine month period ended March 31, 2016, the Company had 700,000 options outstanding at an average exercise price of $1.66, with 550,000 options exercisable and an expected compensation to be recognized of $429,000. For the nine months ended March 31, 2016 and 2015, the Company recognized an expense of approximately $207,000 and $253,000, respectively, and $70,000 and $75,000 for the three month period ended March 31, 2016 and 2015, respectively. The compensation expected to be recognizedin selling, general and administrative expense in future years is approximately $430,000.

Warrants

For the nine month period ended March 31, 2016, the Company had approximately 1,500,000 warrants outstanding at an average exercise price of $0.57, with approximately 1,500,000 warrants exercisable and 5,000 warrants forfeited compared to 35,000 warrants outstanding and exercisable for the period ended June 30, 2015. For the three and nine months ended March 31, 2016 and 2015, the Company recognized an expense of $0. The expense expected to be recognized is $0.

Between October 2015 and March 2016, the Company entered into unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $2,500 to $260,000. In association with these notes, the Company granted to noteholders a cashless warrant to purchase one (1) share of the Company's common stock, $.001 par value, at the exercise price of between $0.50 and $1.25 per share, for each share the holders are entitled to pursuant to the promissory note. For the nine months ended March 31, 2016, the Company has recognized the issuance of approximately 1,470,000 warrants, which in included in the approximate 1,500,000 warrants outstanding (See note 6).

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2015, the Company issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, related to previously recognized compensation expense, for an aggregate of 500,000 shares of our common stock for payment of $155,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.31 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

In January 2016, the Company issued Eric Clemons, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, for an aggregate of 300,000 shares of the Company's common stock for payment of $90,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.30 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In connection to the related party payables pertaining to Mr. Clemons and Mr. Tate, the payables are only related to previously recognized compensation expense. Compensation expense payable that has been recognized for Mr. Clemons and Mr. Tate as of March 31, 2016 and June 30, 2015 was approximately $40,000 and $165,000, respectively, and included in related party payables.

The Company recognized a patent royalty expense of approximately $38,000 and an additional $100,000 for the correction of error for the nine months ended March 31, 2016 compared to $0 for the nine months ended March 31, 2015 and patent royalty expense of approximately $12,500 and $0 for the three months ended March 31, 2016 and 2015, respectively. The accrued payable of $137,500 pertaining to the patent royalty expense at March 31, 2016 is included in related party payables.

The Company issued 150,000 shares of common stock to a related party as payment for consulting services per agreement dated October 2015 (See Note 4). The Company recorded the approximate $40,000 value of the shares issued at the Fair Market Value of the shares, which was expensed upon issuance. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.27 per share. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

The total number of potential additional dilutive options and warrants outstanding was approximately 2,200,000 and 435,000 for the nine months ended March 31, 2016 and 2015, respectively. In addition, the convertible notes convert at an exercise price of between $0.20 and $5.00 per share of common stock representing approximately 5.7 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months ended March 31,		For The Three Months ended March 31,
	2016	2015	2016	2015

Net loss attributable to the common stockholders	$(1,568,716)	$(1,970,310)	(495,484)	$(660,359)

Basic weighted average outstanding shares of common stock	5,614,438	4,400,955	5,567,141	4,585,236
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	5,614,438	4,400,955	6,378,479	4,585,236

Earnings (loss) per share:
Basic and diluted	$(0.28)	$(0.45)	(0.08)	$(0.14)

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

The provision (benefit) for income taxes for the period ended March 31, 2016 and June 30, 2015, assumes a 34% effective tax rate for federal income taxes. The Company has no state income taxes liability. The Company had deferred income tax assets as of March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016	June 30, 2015

Loss carryforwards	$3,650,000	$2,900,000
Less – valuation allowance	(3,650,000)	(2,900,000)
Total net deferred tax assets	$-	$-

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2016 and June 30, 2015, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At March 31, 2016, the Company had approximately $10,700,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

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

NOTE 13 – SUBSEQUENT EVENTS

In December 2015, the Company amended a Stock Purchase Agreement, dated May 18, 2015. Under the terms of the amendment, the Purchaser has agreed to purchase up to One Million Six Hundred Thousand (1,600,000) shares of the Company's common stock at a per-share price of One Dollar and Twenty Five Cents ($1.25) per share, for a total purchase price of up to Two Million Dollars ($2,000,000) (See Note 7). In May 2016, the Purchaser acquired Sixty Four Thousand (64,000) shares of the Company's common stock providing Eighty Thousand Dollars ($80,000) to the Company, at a price of $1.25 per share. To date, a total of 304,000 shares have been purchased for a total of $380,000.

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

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $137,500 in accounts payable for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $1,900 and $11,000 for the nine months ended March 31, 2016 and 2015, respectively and approximately $1,700 and $0 for the three months ended March 31, 2016 and 2015, respectively.

We recognized a patent royalty expense of approximately $38,000 and an additional $100,000 for the correction of error for the nine months ended March 31, 2016 compared to $0 for the nine months ended March 31, 2015 and patent royalty expense of approximately $12,500 and $0 for the three months ended March 31, 2016 and 2015, respectively. The accrued payable of $137,500 pertaining to the patent royalty expense at March 31, 2016 is included in related party payables.

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

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos in September 2012 to build up to three medical device prototypes to be used for testing. In April 2014, we entered into an addendum to the agreement with Sonos, which included a commitment by us to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of our stock, 20,000 warrants to purchase our stock and paid approximately $180,000, of which $25,000 has been incurred towards our monetary commitment.

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

Limited Operating History; Need for Additional Capital

There is very limited historical financial information about us on which to base an evaluation of our performance. We are a smaller reporting biomedical company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

For the three months ended March 31, 2016 and March 31, 2015, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $152,000, or 26.3%, to approximately $425,000 in the three months ended March 31, 2016 from approximately $577,000 in the three months ended March 31, 2015 primarily due to the following: decrease in research and development cost as no costs were incurred; decrease in marketing expense; travel expenses decreased due to less travel being required during the period; offset by an increase in professional fees; and the recognition of patent royalty expense.

Approximate operating expenses for the three months ended March 31, 2016 were comprised of marketing costs of $15,000; patent royalty costs of $13,000; $267,000 in consulting services costs; compensation expense of $68,000; professional fees of $29,000; travel & entertainment costs of $30,000; and $3,000 in other operating expenses.

Approximate operating expenses for the three months ended March 31, 2015 were comprised of marketing costs of $36,000; consulting services costs of $281,000; research and development costs of $135,000; compensation expense of $78,000; professional fees of $7,000; travel costs of $31,000; office supplies costs of $4,000; investor relations costs of $2,000; and $3,000 in other operating expenses.

Other income (expenses)

Other expense decreased by approximately $13,000, or 15.5%, to approximately $71,000 in the three months ended March 31, 2016 from approximately $84,000 in the three months ended March 31, 2015 primarily due to the following: interest expenses decreased due to the restructuring of certain loans and the accretion of recorded debt discounts related to notes payable have decreased as we have restructured certain loans that no longer contain beneficial elements offset by an increase in financing fees.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2016 totaled approximately $495,000 primarily due to consulting services costs, patent royalty expense, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to approximately $660,000 for the three months ended March 31, 2015 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenue

For the nine months ended March 31, 2016 and March 31, 2015, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $381,000, or 22.5%, to approximately $1,310,000 in the nine months ended March 31, 2016 from approximately $1,690,000 in the nine months ended March 31, 2015 primarily due to the following: decrease in research and development cost as no costs were incurred; decrease in marketing expense; increase in professional fees; travel expenses decreased due to less travel being required during the period; offset by an increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have added new consultants and a scientific advisory board member; and the recognition of patent royalty expense.

Approximate operating expenses for the nine months ended March 31, 2016 were comprised of marketing expense of $51,000; patent royalty costs of $138,000; consulting services costs of $764,000; compensation expense of $246,000; professional fees of $50,000; travel costs of $50,000; phone expense of $3,000; office supply costs of $1,000; rent expense of $1,500; and $5,500 in other operating expenses.

Approximate operating expenses for the nine months ended March 31, 2015 were comprised of marketing costs of $136,000; consulting services costs of $750,000; research and development costs of $380,000; compensation expense of $253,000; professional fees of $70,000; travel costs of $85,000; phone expense of $3,500; office supply costs of $6,500; rent expense of $1,600; and $4,400 in other operating expenses.

Other income (expenses)

Other expense decreased by approximately $21,000, or 7.4%, to approximately $257,000 in the nine months ended March 31, 2016 from approximately $277,000 in the nine months ended March 31, 2015 primarily due to the following: interest expenses decreased due to the restructuring of certain loans and the accretion of recorded debt discounts related to notes payable have decreased as we have restructured certain loans that no longer contain beneficial elements offset by an increase in financing fees.

Net loss before income taxes

Net loss before income taxes for the nine months ended March 31, 2016 totaled approximately $1,600,000 primarily due to consulting services costs, patent royalty expense, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees compared to approximately $2,000,000 for the nine months ended March 31, 2015 primarily due to marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Assets and Liabilities

Assets were approximately $264,000 as of March 31, 2016. Assets consisted of cash of approximately $2,800, prepaid expenses of approximately $177,000, and patent rights of approximately $84,000. Liabilities were approximately $3,200,000 as of March 31, 2016. Liabilities consisted of accounts payable of approximately $539,000, related party payable of approximately $242,000, notes payable to related parties of approximately $114,000 and convertible notes to stockholders, net of debt discount, of approximately $2,300,000.

Stockholders' Deficit

Stockholders' deficit was approximately $3,000,000 as of March 31, 2016. Stockholder's deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of approximately $14,000, shares issued for fundraising totaling approximately $1,300,000, net of issuance costs, beneficial conversion feature associated with convertible note of approximately $1,400,000, shares issued in conversion of liabilities of approximately $730,000, shares associated with warrants, options and issuances for services of approximately $4,400,000 and shares issued for patent rights totaling approximately $7,000, offset primarily by the deficit accumulated of approximately $10,700,000 at March 31, 2016.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of approximately $2,500 in the nine months ending March 31, 2016 resulting from cash used in operating activities of approximately $394,000, offset partially by cash provided by financing activities of approximately $396,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2016	2015

Cash at beginning of period	$486	$1,688
Net cash used in operating activities	(393,613)	(643,406)
Net cash provided by financing activities	395,900	666,550
Cash at end of period	$2,773	$24,832

Cash Flows from Operating Activities – For the nine months ended March 31, 2016, net cash used in operations was approximately $394,000 compared to net cash used in operations of approximately $644,000 for the nine months ended March 31, 2015. Net cash used in operations was primarily due to a net loss of approximately $1,600,000 for the nine months ended March 31, 2016, amortization of prepaid consulting compensation of approximately $170,000, accretion of debt discount of approximately $82,000, loss from extinguishment of debt of approximately $49,000, stock based compensation related to stock options for approximately $250,000, amortization of deferred financing of $28,000, correction of an error of $100,000, and the changes in operating assets and liabilities of approximately $509,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine months ending March 31, 2016 was approximately $396,000, compared to net cash provided of approximately $667,000 in the same period in 2015. The cash provided by financing activities was due to proceeds from notes payable to stockholders of approximately $403,000 offset my repayment of third party note of $8,000.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had a accumulated deficit of approximately $10,700,000 and $9,100,000 at March 31, 2016 and June 30, 2015, respectively, and had a net loss of approximately $1,600,000 and $2,000,000 for the nine months ended March 31, 2016 and 2015, respectively, and net cash used in operating activities of approximately $400,000 and $650,000 for the nine months ended March 31, 2016 and 2015, respectively, with no revenue earned since inception. These matters raise substantial doubt about our ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, we believe that, as of March 31, 2016, our internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three and nine months ended March 31, 2016, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ending March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2016, we issued Eric Clemons, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, for an aggregate of 300,000 shares of our common stock for payment of $90,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.30 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the three month period ended March 31, 2016, we issued 225,000 shares of common stock to various individuals as payment for consulting services per contracts dated between January and March 2016. The aggregate Fair Market Value of these shares was approximately $105,000 as the fair market value of the stock was between $0.30 and $0.55 per share. We used recent sales of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the three month period ended March 31, 2016, we issued 100,000 shares of our common stock to an individual for conversion of accounts payable. The aggregate Fair Market Value of these shares was approximately $30,000 as the conversion price was $0.30 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (15)	Employment Agreement with Wesley Tate dated October 1, 2015

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three months ended March 31, 2016 furnished in XBRL).

101.INS	Interactive Data File (Form 10-Q for the three months ended March 31, 2016 furnished in XBRL).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	filed herewith
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

Cerebain Biotech Corp.
A Nevada corporation

Dated: May 13, 2016	By:	/s/ Eric Clemons
Eric Clemons
President
(Principal Executive Officer)

	By:	/s/ Wesley Tate
Wesley Tate
Chief Financial Officer
(Principal Financial and Accounting Officer)