Form 10-K
period 2016-06-30
CEREBAIN BIOTECH CORP.
filed 2016-09-27
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

714-371-4109
(Registrant’s telephone number, including area code)

______________________________________
(Former name, address, if changed since last report)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2015 is approximately $1,700,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 26, 2016
Common Stock, $0.001 par value	7,176,347

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CEREBAIN BIOTECH CORP.

2016 ANNUAL REPORT ON FORM 10-K

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Cerebain Biotech Corp. and its wholly-owned subsidiary, Cerebain Operating, Inc.

As noted below, the financial disclosure in this Annual Report Form 10-K relates to the operations of Cerebain Operating, Inc., a company that is our wholly-owned subsidiary as a result of the transactions described herein.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Cerebain Biotech” or “CBBT” refers to Cerebain Biotech Corp., a Nevada corporation;

•	“Commission” refers to the Securities and Exchange Commission;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Cerebain” refers to Cerebain Operating, Inc., a Nevada corporation; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

On January 17, 2012, the holders of a majority of our common stock entered into a Stock Purchase Agreement with Cerebain Operating, Inc., a Nevada corporation, under which Cerebain Operating, Inc. agreed to purchase an aggregate of 380,000 shares of our common stock from those stockholders in exchange for $296,000. These shares represented approximately 90% of our outstanding common stock at the time of the transaction (after taking into account the cancellation of 600,000 shares of our common stock by R. Douglas Barton under the Spinoff Agreement as discussed herein). The transaction closed February 9, 2012. Concurrently with the close of the transaction, we closed a transaction with the stockholders of Cerebain whereby we issued 455,680 shares of our common stock in exchange for 22,784,000 shares of Cerebain’s common stock, which represented 100% of Cerebain’s outstanding common stock. In addition, concurrent with these two transactions, we closed a transaction with our primary stockholder, Mr. R. Douglas Barton, whereby we sold all of our then-existing assets to Mr. Barton in exchange for Mr. Barton assuming all of our then-existing liabilities, as well as the return of 600,000 shares of our common stock. The shares were returned by Mr. Barton and were cancelled on our books on February 9, 2012.

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

On April 15, 2014, we completed the solicitation of votes of stockholders. A majority of our stockholders voted to amend our Articles of Incorporation to change our name to Cerebain Biotech Corp (the “Company”). As a result of this action, we changed the name of our wholly-owned subsidiary to Cerebain Operating Inc. In addition, a majority of our stockholders voted to amend our Articles of Incorporation to effectuate a reverse split of our common stock at a ratio of 1-for-10 and approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan. All share and per share information was retroactively adjusted at that time to reflect the reverse split of our common stock.

Our only operations are conducted through our wholly-owned subsidiary, Cerebain Operating, Inc. The term “we” as used throughout this document refers to Cerebain Biotech Corp. and our wholly-owned subsidiary, Cerebain Operating, Inc.

In accordance with our current business plan the testing, research and development of both a medical device solution as well as a synthetic drug solution are underway, and we have contracted with certain third party companies to research, develop, and test certain products that could be used to treat dementia utilizing Omentum. We have also contracted with various individuals to facilitate the introduction of the Company to medical device testing organizations in overseas locations including Poland, China and Uzbekistan for the purpose of testing our medicinal treatments utilizing Omentum. Our management anticipates that we may form subsidiaries and joint ventures to develop different drugs based on the intellectual property. Although we have contracted with a firm to research, develop and test products that could be used to treat dementia utilizing Omentum, in order to fully execute on that agreement, as well as hire one or more firms to research, develop and test medicinal treatments utilizing Omentum, we will need to raise additional funds. There can be no assurance we will be successful in raising the necessary funds. There can also be no assurance that further research and development will validate and support the results of our preliminary research and studies, or that the necessary regulatory approvals will be obtained or that we will be able to develop commercially viable products on the basis of our technologies.

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

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $150,000 in accounts payable for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. We recognized an impairment on intangible asset of approximately $84,000 for the year ended June 30, 2016 compared to $0 for the year ended June 30, 2015.

We recognized a patent royalty expense of approximately $50,000, and an additional $100,000 for the correction of error from 2014 and 2015 (see below), for the year ended June 30, 2016 compared to $0 for the year ended June 30, 2015. The accrued payable of $150,000 pertaining to the patent royalty expense at June 30, 2016 is included in related party payables.

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

Statistics

■    Affected population worldwide

According to the Alzheimer’s Association 2016 Alzheimer’s Disease Facts and Figures, an estimated 5.4 million Americans have Alzheimer's disease, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. By 2050, it is estimated that up to 16 million Americans will have the disease. Almost two-thirds, 3.3 million, of American seniors living with Alzheimer's are women. By 2025, it is estimated that 20 states will see a 35 percent or greater growth in the number of people with Alzheimer’s. Someone in the United States develops Alzheimer’s every 66 seconds. In 2050, it is predicted that someone in the United States will develop the disease every 33 seconds.

In addition, the Alzheimer’s Association stated Alzheimer’s disease is the 6th leading cause of death in the United States and the 5th leading cause of death for those aged 65 and older. In 2013, over 84,000 Americans officially died from Alzheimer’s; in 2016, an estimated 700,000 people will die with Alzheimer’s, meaning they will die after having developed the disease. Deaths from Alzheimer increased 71 percent from 2000 to 2013, while deaths from other major diseases (including heart disease, stroke, breast and prostate cancer, and HIVAIDS) decreased. Alzheimer’s is the only cause of death among the top 10 in America that cannot be prevented, cured, or even slowed.

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

■   Cost

According to the Alzheimer’s Association 2016 Alzheimer’s Disease Facts and Figures, unpaid caregivers are primarily immediate family members, but they may be other relatives and friends. In 2015, 15.9 million family and friends provided an estimated 18.1 billion hours of unpaid care, a contribution to the nation valued at over $221.3 billion. Nearly half of care contributors cut back on their own expenses (including food, transportation and medical care) to pay for dementia-related care of a family member or friend. Care contributors are 28 percent more likely than other adults to eat less or go hungry because they cannot afford to pay for food. One in five care contributors cut back on their own doctor visits because of their care responsibilities. And, among caregivers, 74 percent report they are “somewhat” to “very” concerned about maintaining their own health since becoming a caregiver. On average care contributors lose over $15,000 in annual income as a result of reducing or quitting work to meet the demand of caregiving.

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

■    Cost to Nation

According to the Alzheimer’s Association 2016 Alzheimer’s Disease Facts and Figures, Alzheimer’s disease is the most expensive condition in the nation. In 2016, the direct costs to American society of caring for those with Alzheimer's will total an estimated $236 billion, with just under half of the costs borne by Medicare. Nearly one in every five Medicare dollars is spent on people with Alzheimer’s and other dementias. In 2050, it is estimated it will be one in every three dollars. The average per-person Medicare spending for those with Alzheimer's and other dementias is three times higher than for those without these conditions. The average per-person Medicaid spending for seniors with Alzheimer's and other dementias is 19 times higher than average per-person Medicaid spending for all other seniors. Unless something is done, in 2050, Alzheimer’s will cost over $1.1 trillion (in 2016 dollars). Costs to Medicare will increase over 365 percent to $589 billion.

Current Approaches to Treating Dementia

Currently, there is no cure for dementia. There are a number of prescription drugs that target those with Alzheimer’s and dementia, however those drugs primarily relieve some of the disease mechanisms and are often used early in the course of the disease; however, their effects in long-term progression of the disease condition are still unclear. A majority of management of dementia generally focuses on providing emotional and physical support to a patient during the progression of the disease from caregivers or in facilities. While such support is important and necessary to a patient, it is irrelevant to treatment of the disease. Accordingly, an effective method of treatment which may be able to delay the progression of the disease and/or recover damaged brain cells does not presently exist and remains a great need.

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

Principal Products and Services

Our Products

Dr. Saini is the inventor of U.S. Patent Application No. 15/006,939, derived from Patent Applications No. 13/849,014, No. 12/361,808 and No. 13/309,468, and its foreign counterparts in Europe and Japan. He is one of our founders and a medical advisor to the Company. As a practicing physician he is a gastrointestinal specialist, and often needs to apply a gastrostomy tube to an abdominal area of a patient for surgical procedures. In some cases, when a patient having dementia underwent such surgery, Dr. Saini observed that some of symptoms of dementia became noticeably improved for at least 24 hours or longer after the surgery. These observations led Dr. Saini to a hypothesis that stimulation of Omentum can improve conditions related to dementia and such improvement may occur because the stimulation of Omentum induces production and/or secretion of some biological agent(s) that can improve such conditions.

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

Industry Overview

As noted above, according to the Alzheimer’s Association 2016 Alzheimer’s Disease Facts and Figures, an estimated 5.4 million Americans have Alzheimer's disease, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. By 2050, it is estimated up to 16 million will have the disease. Almost two-thirds, 3.3 million, of American seniors living with Alzheimer's are women. By 2025, it is estimated 20 states will see a 35 percent or greater growth in the number of people with Alzheimer’s. Someone in the United States develops Alzheimer’s every 66 seconds. In 2050, it is estimated someone in the United States will develop the disease every 33 seconds. The global cost of care for dementia exceeded $818 billion in 2015, or 1.09 percent of the world's gross domestic product (GDP) according to the 2015 World Alzheimer Report. These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase drastically as the affected population of dementia increases.

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

Competition

Due to the number of people suffering from dementia, and the projected future numbers, there are several players in the dementia medication market. Four of the five Alzheimer’s disease-inhibiting drugs approved to treat Alzheimer’s in the United States - donepezil (Aricept), galantamine (Razadyne), rivastigmine (Exelon), and tacrine (Cognex) - belong to the same class and essentially work the same way. They reduce the breakdown in the brain of a chemical called acetylcholine, which is a chemical messenger that transmits information from nerve cell to nerve cell. This effectively increases levels of acetylcholine in the brain, and may preserve brain function. These drugs are generally capable, at best, of boosting memory for up to 18 months. After that, patients continue to decline as the disease progresses.

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

Government Regulation

Our research, development and testing of potential products, including clinical trials, will be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. The sanctions for failure to comply with such laws, regulations, or rules could include denial of the right to conduct business, significant fines, and criminal and civil penalties. An increase in the complexity or substantive requirements of such laws, regulations, or rules could have a material adverse effect on our business. Any change in the current regulatory requirements or related interpretations of regulatory requirement could adversely affect our operations. Moreover, as noted above, we intend to commence clinical trials in Poland and other foreign countries. We will be subject to regulations by each respective countries governmental authority.

Intellectual Property

Currently, our only intellectual property is the patent we are licensing from Dr. Saini. Other than that and our trade secrets and proprietary know-how, we do not have any other intellectual property. As noted above, we entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement we have paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 825,000 shares of our common stock.

Employees and Contractors

As of the date of this filing, we have 2 employees and 16 independent contractors. Both of our employees have agreed to defer their annual salaries and accept a consulting fee in the same amount.

Facilities

Our principal executive and administrative offices, and those of Cerebain, are currently located at 600 Anton Blvd., Suite 1100, Costa Mesa, CA 92626. Our office space is located at an executive suites location and is leased on a month to month basis. Our monthly lease payment is $349 per month. Due to the nature of our business, the majority of our operations and research & development are outsourced, thereby reducing the need for a sizeable facility.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. We were incorporated in Nevada on December 18, 2007. All of our operations are conducted through Cerebain, our wholly-owned subsidiary, which also has a limited operating history. However, as a result of the agreement with Sonos described herein, and the continuing scientific experiments being conducted by Dr. Surinder Singh Saini, MD to research, develop and test medicinal treatments for dementia utilizing Omentum, we have started operations. Our only significant asset is our rights under that certain Patent License Agreement with Dr. Surinder Singh Saini, MD, dated June 10, 2010. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

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

Our financial statements as of June 30, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

Our future success heavily depends on the continued service of our senior management and other key personnel, including Dr. Saini. In particular, we rely on the expertise and experience of Eric Clemons our President and Wesley Tate our Chief Financial Officer regarding their experience as officers of a publicly-traded over-the-market company, and of Dr. Saini, our Principal Scientist, regarding his knowledge of Omentum and the medical community. If Mr. Clemons, Mr. Tate or Dr. Saini are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, and key employees. In addition, we have accrued the minimum patent royalty expense associated with the patent rights in accounts payable and are currently in arrears and in discussions to renegotiate the terms of the agreement.

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

In particular, as we enter foreign markets, we lack the experience and familiarity with both the regulators and the regulatory systems, which could make the process more difficult, costlier, more time consuming and less likely to succeed.

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

In addition, we are subject to Nevada statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of us. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Nevada statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by our stockholders or others as beneficial transactions.

The issuance of additional common stock and/or the resale of our issued and outstanding common stock could cause substantial dilution to investors.

Our Articles of Incorporation authorize the issuance of up to 249,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval. Future issuances of common stock could represent further substantial dilution to investors. In addition, the Board of Directors could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive and administrative offices, and those of Cerebain, are currently located at 600 Anton Blvd., Suite 1100, Costa Mesa, CA 92626. Our monthly rent for this location is $349.

Item 3. Legal Proceedings

On July 21, 2016, we were sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller. According to the Complaint, the Plaintiff alleges: (i) she was hired by us to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to our Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. We completely reject the Plaintiff’s allegations in the Complaint and plan to vigorously defend against this lawsuit. We were served with the Complaint on August 2, 2016, and our responsive pleading is due by September 30, 2016. Once we file our responsive pleading further dates will be set by the Court. We have accrued $150,000 in Accounts Payable for consulting compensation, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2016 as it is too early in the process to determine the outcome or potential loss.

Item 4. Mine Safety Disclosures

There is no information required to be disclosed by us under this Item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “CBBT.” We were listed on September 19, 2011. There are 7,116,347 shares outstanding. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Fiscal Year ended June 30, 2016
	High	Low
First Quarter	$1.00	$0.23
Second Quarter	$0.54	$0.18
Third Quarter	$0.65	$0.22
Fourth Quarter	$1.75	$0.23

	Fiscal Year ended June 30, 2015
	High	Low
First Quarter	$1.97	$1.20
Second Quarter	$1.50	$1.00
Third Quarter	$1.43	$0.95
Fourth Quarter	$1.09	$0.75

(b)        Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on June 30, 2016 was 118. Many of the shares of our common stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

(c)        Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d)        Equity Compensation Plans

On April 15, 2014, stockholders of the Company approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan.

Recent Sales of Unregistered Securities

For the three-month period ended June 30, 2016, we issued 327,000 shares of common stock to individuals as payment for consulting services per contracts dated between April and June 2016. The aggregate Fair Market Value of these shares was approximately $360,000 as the fair market value of the stock was between $0.29 and $1.25 per share. We used recent public market sale of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the three-month period ended June 30, 2016, we issued 60,000 shares of our common stock to an individual for conversion of notes payable. The aggregate value of these shares was approximately $12,000 as the conversion price was $0.20 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the three-month period ended June 30, 2016, we entered into various stock purchase agreements with third parties between April and June of 2016, under which we issued 144,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $125,000, net of related costs of $8,000. The stock purchase agreements include piggyback registration rights. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Limited Operating History; Need for Additional Capital

There is very limited historical financial information about us on which to base an evaluation of our performance. We are a smaller reporting company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue operations.

Overview

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes the following sections:

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Fiscal Year End

•	Going Concern

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Off-Balance Sheet Arrangements

•	Inflation

Results of Operations

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Revenue

For the fiscal years ended June 30, 2016 and June 30, 2015, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $266,000, or 12.5%, to approximately $1,860,000 in the fiscal year ended June 30, 2016 from approximately $2,126,000 in the fiscal year ended June 30, 2015 primarily due to the following: decrease in research and development cost; decrease in marketing expense; decrease in professional fees; travel and entertainment expenses decreased due to less travel being required during the year; offset by an increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have added new consultants and a scientific advisory board member; an increase in investor relations expense; and the recognition of patent royalty expense.

Operating expenses for the fiscal year ended June 30, 2016 were approximately comprised of marketing costs of $70,000, research and development costs of $178,000, patent royalty expense of $150,000, impairment on intangible asset of $84,000, consulting services costs primarily paid through the issuance of our common stock of $860,000, compensation expense of $350,000, professional fees of $70,000, investor relations expense of $33,000, travel and entertainment costs of $52,000, and other operating expenses of $15,000.

Operating expenses for the fiscal year ended June 30, 2015 were approximately comprised of marketing costs of $170,000, consulting services costs primarily paid through the issuance of our common stock of $1,000,000, research and development costs of $380,000, compensation expense of $320,000, professional fees of $85,000, travel costs of $125,000, office supplies of $7,500 and other operating expenses of $17,000.

Other income (expenses)

Other expense decreased by approximately $250,000, or 30.7%, to approximately $560,000 in the fiscal year ended June 30, 2016 from approximately $810,000 in the fiscal year ended June 30, 2015 primarily due to the decrease in accretion of recorded debt discounts related to notes payable offset by the recognition of loss from extinguishment of debt.

Net loss before income taxes

Net loss before income taxes for the fiscal year ended June 30, 2016 totaled approximately $2,400,000 primarily due to the following: decrease in research and development cost; decrease in marketing expense; decrease in professional fees; travel and entertainment expenses decreased due to less travel being required during the year; offset by an increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have added new consultants and a scientific advisory board member; an increase in investor relations expense; and the recognition of patent royalty expense compared to $2,900,000 for the fiscal year ended June 30, 2015 primarily due to the following: marketing expense; consulting services costs; legal, accounting and other professional fees; loan interest and amortized costs expense; research and development costs; compensation expense; employee expense; and travel costs.

Assets and Liabilities

Assets were approximately $496,000 as of June 30, 2016. Assets approximately consisted of cash of $20,000 and prepaid expense of $476,000. Liabilities were approximately $3,500,000 as of June 30, 2016. Liabilities approximately consisted of accounts payable of $685,000, related party payables of $231,000, short term notes payable of $114,000, current portion of convertible notes of $63,000 and convertible notes to stockholders, net of debt discount, of $2,450,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $3,000,000 as of June 30, 2016. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $11,500,000 at June 30, 2016, offset by shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,360,000, net of issuance costs, beneficial conversion feature associated with convertible note of $1,500,000, shares issued in conversion of liabilities of $744,000, shares associated with warrants, options and issuances for services of $4,900,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General - Overall, we had an increase in cash flows of approximately $20,000 in the fiscal year ended June 30, 2016 resulting from cash provided by financing activities of approximately $585,000, offset partially by cash used in operating activities of approximately $565,000.

The following is a summary of our cash flows provided by (used in) operating, and financing activities during the periods indicated:

	Fiscal Year Ended June 30,
	2016	2015
Cash at beginning of period	$486	$1,688
Net cash used in operating activities	(564,953)	(710,752)
Net cash provided by financing activities	584,712	709,550
Cash at end of period	$20,245	$486

Cash Flows from Operating Activities - For the fiscal year ended June 30, 2016, net cash used in operations was approximately $565,000 compared to net cash used in operations of approximately $710,000 for the fiscal year ended June 30, 2015. Net cash used in operations was primarily due to a net loss of approximately $2,400,000 for the year ended June 30, 2016, amortization of prepaid consulting compensation of approximately $271,000, accretion of debt discount of approximately $27,000, loss from extinguishment of debt of approximately $374,000, stock based compensation for approximately $348,000, amortization of deferred financing of $28,000, recognition of impairment on intangible asset of $84,000, correction of an error of $100,000, and the changes in operating assets and liabilities of approximately $626,000.

Cash Flows from Investing Activities - Net cash flows used in investing activities was $0 in the fiscal years ended June 30, 2016 and 2015.

Cash Flows from Financing Activities - Net cash flows provided by financing activities in the fiscal year ended June 30, 2016 was approximately $585,000, compared to net cash provided of approximately $710,000 in the same period in 2015. The decrease in net cash provided by financing activities was primarily due to a decrease in proceeds from issuance of common stock and proceeds from notes payable to stockholders.

Financing - We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and we will require additional funding in the future.

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

Capital Expenditures

Other Capital Expenditures

If we have the funds available, we expect to purchase approximately $50,000 of equipment in connection with the expansion of the business.

Fiscal Year End

Cerebain and Cerebain Biotech each has a June 30 fiscal year end.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended June 30, 2016. We had an accumulated deficit of approximately $11,500,000 and $9,000,000 at June 30, 2016 and 2015, respectively, had a net loss of approximately $2,500,000 and $3,000,000 for the fiscal years ended June 30, 2016 and 2015, respectively, and net cash used in operating activities of approximately $570,000 and $710,000 for the fiscal years ended June 30, 2016 and 2015, respectively, with no revenue earned since inception.

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

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page F-7.

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

Stock Compensation

We account for employee and non-employee stock awards under ASC 718, Compensation - Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. We estimate the fair value of these warrants using the Black and Scholes Option Pricing Model.

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

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The following table sets forth our current contractual obligations as of June 30, 2016:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$2,634,512	$176,500	$2,458,012	-	-
Operating Leases	$12,913	$4,188	$8,725	-	-
Total	$2,647,425	$180,688	$2,466,737	-	-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the reorganization of Hartley Moore Accountancy Corporation (the “Former Auditor”), its audit partners and staff have joined Hall and Company, Inc. (“Hall”). Due to the reorganization of the firm, the Former Auditor has resigned as the independent auditor of our Company, effective April 18, 2016. The Former Auditor has been our auditor since January 2013.

As a result of the above, the Audit Committee of the Board of Directors and our Board of Directors approved the resignation of the Former Auditor effective April 18, 2016, and the engagement of Hall as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2016 effective April 18, 2016.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by the Former Auditor.

We have not consulted with Hall for the interim periods ending September 2015 thru March 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written or oral advice was provided that would be an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

In connection with the audit of the fiscal years ended June 2013 thru June 2015, and the interim periods ended September 2015 thru March 2016, we have no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Former Auditor’s reports on our consolidated financial statements as of and for the year ended June 30, 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than a going concern.

During our two most recent completed fiscal years, and interim period through March 31, 2016, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K with the Former Auditor.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (“COSO”). Based on that assessment, management believes that, as of June 30, 2016, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	We have not performed a risk assessment and mapped our processes to control objectives.

•	We have not implemented comprehensive entity-level internal controls.

•	We have not implemented adequate system and manual controls.

•	We do not have sufficient segregation of duties.

•	We lack sufficient personnel with appropriate training and expertise in accounting principles general accepted in the United States.

Despite the material weaknesses reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2016 as a result, a material weakness primarily related to a lack of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. As a result of this material weakness the Company (i) did not correctly record all debt extinguishments, (ii) did not record correctly calculated inputs used for the Black-Scholes model, and (iii) the Company did not record the impairment of certain assets.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Eric Clemons	45	President and a Director
Wesley Tate	53	Chief Financial Officer, Secretary and a Director

Eric Clemons

Mr. Clemons has been our President since March 2013. Prior to joining Cerebain Biotech Corp., from 1997 until 2010, Mr. Clemons served as President and Chief Operating Officer for GTC Telecom Corp, a publicly-traded Nevada Corporation that operated in Costa Mesa, California. The company provided telecommunication services, including long distance telephone services, calling card services and various Internet related services including Internet Service Provider access and Web Page Hosting. In addition, the company developed an international subsidiary offering call center and IT support services in India. While serving in this capacity, Mr. Clemons was instrumental in growing the company’s annual revenues from $500,000 per year to over $17 million per year. In a span of 9 years, GTC Telecom generated total revenues of over $75 million dollars. Since 2010, Mr. Clemons has been providing management and financial consulting services to small-to-mid sized public companies.

Wesley Tate

Mr. Tate has been our Chief Financial Officer since January 2013. Prior to joining Cerebain Biotech Corp., Mr. Tate was the owner of Strategic Business Associates, a Tennessee company providing consulting services to start-up and small companies, assisting with the inception of an idea through growing a successful business. Prior to starting his own company, Mr. Tate served as the Chief Financial Officer for HST Global, Inc., a Bio-Technology Development Stage Company located in Hampton, VA. Mr. Tate also served as the Director of Operations for The Health Network, Inc., a Health and Wellness company located in Hampton, VA. Other positions include Executive Vice President and Chief Operating Officer for InnerLight Inc. located in Provo, Utah, Director of Finance for Beverly Sassoon and Co. in Boca Raton, Florida and Finance Director for Strategic Telecom Systems in Knoxville Tennessee. Wes has spent over 15 years overseeing all financial and operational responsibilities for companies in a variety of industries including bio-technology, pharmaceutical, health care, construction and telecommunications. Mr. Tate received his Bachelor of Science degree from the University of Tennessee, Knoxville, with majors in Finance and Psychology, and earned his Masters of Business Administration from the University of Tennessee, Knoxville, with concentrations in finance and management. Wes served his country in the United States Army.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

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

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither us nor our stockholders will have any right to require participation in such other activities.

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

Involvement in Legal Proceedings

On July 21, 2016, we were sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller. According to the Complaint, the Plaintiff alleges: (i) she was hired by us to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to our Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. We completely reject the Plaintiff’s allegations in the Complaint and plan to vigorously defend against this lawsuit. We were served with the Complaint on August 2, 2016, and our responsive pleading is due by September 30, 2016. Once we file our responsive pleading further dates will be set by the Court. We have accrued $150,000 in Accounts Payable for consulting compensation, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2016 as it is too early in the process to determine the outcome or potential loss.

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

Item 11. Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Eric Clemons, our President, and Wesley Tate, our Chief Financial Officer and Secretary, for all services rendered in all capacities to us in fiscal years ended June 30, 2016, 2015 and 2014.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the fiscal years ended June 30, 2016, 2015 and 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Eric Clemons	2016	$97,787	$-	$33,500	$131,287
President	2015	$129,492	$-	$45,500	$174,992
	2014	$156,574	$-	$59,000	$215,574

Wesley Tate	2016	$83,750	$-	$-	$83,750
CFO and Secretary	2015	$76,250	$-	$3,750	$80,000
	2014	$93,625	$-	$-	$93,625

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended June 30, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eric Clemons	80,000	20,000	-0-	5.00	2023	-0-	-0-	-0-	-0-

Wesley Tate	40,000	10,000	-0-	5.00	2023	-0-	-0-	-0-	-0-

Eric Clemons	40,000	60,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Wesley Tate	20,000	30,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Employment Agreements

Eric Clemons

•	On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), which has been paid or settled in stock in full.

•	Bonus of $40,000 upon the delivery to the Company of a prototype medical device from Sonos Models Inc., which has been paid in full.

•	Cash bonus should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

•	Option to acquire up to 100,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $164,000 for the years ended June 30, 2016 and 2015. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $164,000.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until June 15, 2017.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $41,000 and $31,000 for the years ended June 30, 2016 and 2015, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $40,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the year ended June 30, 2016, approximately $33,500 cash placement bonus was earned and paid, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded an expense.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000), which has been paid or settled in stock in full.

•	Bonus of $20,000 upon the delivery to the Company of a prototype medical device form Sonos Models, Inc., which has been paid in full.

•	Option to acquire up to 50,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $82,000 for the years ended June 30, 2016 and 2015. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $82,000.

On April 1, 2014, the Company entered into an addendum to this agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum included 25,000 of the Company’s common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company for 12 months. The Company recognized a prepaid expense of approximately $37,500, which has been fully amortized to selling, general and administrative.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000)

•	Option to acquire up to 50,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 20,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $20,000 and $16,000 for the years ended June 30, 2016 and 2015. The compensation expected to be recognized in future years is approximately $20,000.

On October 1, 2015, the Company entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000)

•	Stock grant of 150,000 of the Company’s common restricted shares for services provided to the Company. The Company recognized selling, general and administrative expense of approximately $40,000 for the year ended June, 2016.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Compensation of Directors

Our directors received the following compensation during the year ended June 30, 2016.

Name	Stock Awards ($)	Option Awards ($)	Total ($)
Eric Clemons	-	-	-
Wesley Tate	-	-	-

The following represents a summary of the Equity Compensation grants and options awards outstanding at June 30, 2016 and changes during the years then ended:

	Options	Options Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2014	150,000	$5.00	$-
Granted	150,000	1.20
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2015	300,000	$3.10	$-
Granted	-	-	$-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2016	300,000	$3.10	$-
Exercisable at June 30, 2016	180,000	$3.10	$-
Expected to be vested	300,000	$3.10	$-
Compensation to be recognized	$306,800
Forfeiture Rate	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of June 30, 2016 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Eric Clemons (3) (5)	1,177,122		16.54%

Wesley Tate (3) (6)	682,203		9.59%

Dr. Surinder Singh Saini, MD	825,000		11.59%

Brad Vroom	734,610	(4)	9.89%

Jerrold Hinton	742,366	(7)	9.89%

All Officers and Directors as a Group (2 Persons)	1,751,325		24.61%

_________

(1)	Based on 7,116,347 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Cerebain Operating, Inc., 600 Anton Blvd., Suite 1100, Costa Mesa, CA 92626.

(3)	Indicates an officer and/or director of the Company.

(4)	Includes 309,610 shares of our common stock that Mr. Vroom could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Vroom to own more than 9.9% of our common stock.

(5)	Includes options to purchase 80,000 shares of common stock, at an exercise price of $5.00 per share and 40,000 shares of common stock, at an exercise price of $1.20 per share.

(6)	Includes options to purchase 40,000 shares of common stock, at an exercise price of $5.00 per share and 20,000 shares of common stock, at an exercise price of $1.20 per share.

(7)	Includes 390,866 shares of our common stock that Mr. Hinton could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Hinton to own more than 9.9% of our common stock.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

On April 15, 2014, our stockholders approved the 2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan.

The following represents a summary of the Equity Compensation grants and options awards outstanding at June 30, 2016 and changes during the years then ended:

2016
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,000	$1.20	210,000
Equity compensation plans not approved by security holders	550,000	$1.78	-
Total	700,000	$1.65	210,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

In connection to the related party payables pertaining to Mr. Clemons and Mr. Tate, the payables are only related to previously recognized compensation expense. Compensation expense payable that has been recognized for Mr. Clemons and Mr. Tate as of June 30, 2016 and 2015 was approximately $73,000 and $165,000, respectively, and included in related party payables.

We recognized a patent royalty expense of approximately $50,000 and an additional $100,000 for the correction of error for the year ended June 30, 2016 compared to $0 for the year ended June 30, 2015. The accrued payable of $150,000 pertaining to the patent royalty expense at June 30, 2016 is included in related party payables.

We issued 150,000 shares of common stock to a related party as payment for consulting services per agreement dated October 2015. We recorded the approximate $40,000 value of the shares issued at the Fair Market Value of the shares, which was expensed upon issuance. We used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.27 per share.

Item 14. Principal Accounting Fees and Services

Audit-Related Fees

The aggregate billed and to be billed fees in 2016 by Hall and Company (formerly Hartley Moore Accountancy Corporation) for the review of the Company’s consolidated financial statements included in our quarterly reports on Form 10-Q for March 31, 2016, December 31, 2015 and September 30, 2015 were $9,000.

The aggregate billed and to be billed fees by Hall and Company (formerly Hartley Moore Accountancy Corporation) for the audit of our consolidated financial statements in 2016 were $12,000.

Tax Fees

We did not incur any fees for tax services for fiscal year ended 2016.

All Other Fees

None.

Item 15. Exhibits, Financial Statement Schedules.

(a)  The Exhibits listed below are filed as part of this Annual Report.

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (15)	Employment Agreement with Wesley Tate dated October 1, 2015

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2016 furnished in XBRL).
101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2016 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15)  Incorporated by reference from our Form 10Q filed with the Commission on November 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cerebain Biotech Corp. a Nevada corporation

Dated: September 27, 2016	By:	/s/ Eric Clemons
Eric Clemons
President

CEREBAIN BIOTECH CORP. AND SUBSIDIARIES

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.).:

We have audited the accompanying consolidated balance sheet of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, a history of incurring net losses and net operating cash flow deficits and has limited cash. The Company may not have adequate readily available resources to fund operations through fiscal 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HALL & COMPANY

Irvine, California

September 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.).:

We have audited the consolidated balance sheet of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The entity has no revenues, has suffered recurring losses from operations and has limited cash. The Company may not have adequate readily available resources to fund operations through fiscal 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Irvine, California

September 22, 2015

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$20,245	$486
Prepaid expenses	475,699	157,102
Deferred financing costs	-	28,125
Total current assets	495,944	185,713

Long-term assets:
Patent rights	-	183,900
Total long-term assets	-	183,900

Total assets	$495,944	$369,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$685,045	$399,486
Related party payables	230,685	530,459
Convertible notes to stockholders, current portion, net of debt discount of $0 and $66,969, respectively	62,500	210,531
Related party notes payable	114,000	131,000
Total current liabilities	1,092,230	1,271,476

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $9,534 and $0, respectively	2,448,478	1,475,000
Total long term liabilities	2,448,478	1,475,000

Total liabilities	3,540,708	2,746,476

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 7,116,347 and 4,835,347 shares issued and outstanding at June 30, 2016 and 2015, respectively)	7,116	4,835
Additional paid-in capital	8,466,226	6,712,747
Accumulated deficit	(11,518,106)	(9,094,445)
Total stockholders’ deficit	(3,044,764)	(2,376,863)

Total liabilities and stockholders’ deficit	$495,944	$369,613

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended June 30,
	2016	2015

Operating Expenses
Selling, general and administrative expenses	$1,611,745	$1,575,681
Research and development costs	177,518	379,125
Marketing expenses	71,215	172,039
Total operating expenses	1,860,478	2,126,845
Other expense
Accretion of debt discount	27,045	612,158
Loss from extinguishment of debt	374,400	-
Financing costs	28,125	68,200
Interest expense	133,613	132,514
Total other expense	563,183	812,872
Net operating loss	(2,423,661)	(2,939,717)

Loss before income taxes	(2,423,661)	(2,939,717)
Income taxes	-	-
Net loss	$(2,423,661)	$(2,939,717)

Loss per share:
Basic and diluted loss per share	$(0.41)	$(0.65)
Basic and diluted weighted average shares outstanding	5,909,427	4,507,047

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock # of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, June 30, 2014	4,176,323	$4,176	$5,356,697	$(6,154,728)	$(793,855)
Shares issued for cash	340,198	340	416,210		416,550
Shares issued for services	257,500	258	229,617		229,875
Shares issued for conversion of related parties payable	48,435	48	72,605		72,653
Shares issued for conversion of convertible notes payable	12,891	13	25,768		25,781
Options issued			376,850		376,850
Beneficial conversion feature associated with convertible note			235,000		235,000
Net loss for the year				(2,939,717)	(2,939,717)

Balance, June 30, 2015	4,835,347	$4,835	$6,712,747	$(9,094,445)	$(2,376,863)
Proceeds from issuance of common stock, net of offering costs	84,000	84	86,916		87,000
Proceeds from exercise of warrants	60,000	60	29,940		30,000
Shares issued for services	702,000	702	505,748		506,450
Shares issued with convertible note payable	125,000	125	38,625		38,750
Shares issued for conversion of related parties payable	800,000	800	244,200		245,000
Shares issued for conversion of accounts payable	300,000	300	99,700		100,000
Shares issued for conversion of convertible notes payable	60,000	60	11,940		12,000
Stock based compensation	150,000	150	347,650		347,800
Options issued for services			83,500		83,500
Debt discount associated with convertible notes payable - beneficial conversion feature			177,110		177,110
Debt discount associated with convertible notes payable - warrant feature			128,150		128,150
Net loss for the year				(2,423,661)	(2,423,661)

Balance, June 30, 2016	7,116,347	$7,116	$8,466,226	$(11,518,106)	$(3,044,764)

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,423,661)	$(2,939,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	27,045	612,158
Loss from extinguishment of debt	374,400	-
Stock based compensation	347,800	293,400
Amortization of stock based prepaid consulting compensation	271,353	769,690
Amortization of deferred financing costs	28,125	67,500
Recognition of impairment on intangible asset	83,900	-
Correction of an error	100,000	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	(14,800)
Accounts payable	680,859	266,286
Related party payables	(54,774)	234,731
Net cash used in operating activities	(564,953)	(710,752)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	87,000	416,550
Proceeds from exercise of warrants	30,000	-
Proceeds from related party notes	2,000	-
Repayment of related party notes	(1,000)	-
Proceeds from convertible notes	474,712	293,000
Repayment of notes payable to stockholders	(8,000)	-
Net cash flows provided by financing activities:	584,712	709,550

Net change in cash and cash equivalents	19,759	(1,202)
Cash and cash equivalents- beginning of period	486	1,688
Cash and cash equivalents- end of period	$20,245	$486

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$6,500
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable - beneficial conversion feature	$177,110	$235,000
Debt discount associated with convertible notes payable - warrant feature	$128,150	$-
Stock issued for prepaid services	$506,450	$229,875
Stock issued with convertible notes payable	$38,750	$-
Options issued for prepaid services	$83,500	$83,450
Stock issued for satisfaction of accounts payable	$100,000	$-
Stock issued for satisfaction of related party payables	$245,000	$72,653
Conversion of convertible notes payable and interest to stock	$12,000	$25,781
Reclassification of accrued interest to convertible note payable	$295,300	$-
Reclassification of debt from stockholders to convertible debt	$10,000	$-
Related party payable for capitalized patent cost	$-	$50,000

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Description of Business

Cerebain Biotech Corp. (Formerly Discount Dental Materials, Inc.) (“Cerebain Biotech”), was incorporated on December 18, 2007 under the laws of Nevada. The Company is a smaller reporting biomedical company and through its wholly owned subsidiary, Cerebain Operating, Inc. (Formerly Cerebain Biotech Corp.) (collectively referred to as the “Company”), the Company’s business revolves around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. The Company plans to produce products that will include both a medical device solution as well as a synthetic drug solution.

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

NOTE 2 - BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $11,500,000 and $9,000,000 at June 30, 2016 and 2015, respectively, had a net loss of approximately $2,500,000 and $3,000,000 for the fiscal years ended June 30, 2016 and 2015, respectively, and net cash used in operating activities of approximately $570,000 and $710,000 for the fiscal years ended June 30, 2016 and 2015, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: useful lives and residual values of long-lived assets and valuation of warrants and options. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cerebain Biotech Corp. and its wholly-owned subsidiary, Cerebain Operating, Inc. There are no material intercompany transactions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year, which did not have any impact to consolidated net loss or stockholders’ deficit amounts previously reported.

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense charged to operations was approximately $71,000 and $172,000 for the years ended June 30, 2016 and 2015, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations for the years ended June 30, 2016 and 2015 were approximately $178,000 and $379,000, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to interest expense over the term of the related debt.

In connection with a debt issuance, dated December 2013, the Company issued 50,000 shares of the Company’s common stock. The Company recorded the approximate $135,000 value of the shares issued as a deferred financing cost and amortized the expense associated with these issuances over the life of the note. The deferred financing cost has been fully amortized as of June 30, 2016.

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheets. The Company determines the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of the stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

Convertible debt - derivative treatment

When the Company issues debt with a conversion feature, the Company must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlying’s, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the convertible debt derivative using Black and Scholes Option Pricing Model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statements of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt - beneficial conversion feature

If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it does so in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. Based on the guidance relied upon and the analysis performed, if the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in terms meet the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and 2015, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

•	Level 1 - observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 - other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future consolidated financial statements.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Clemons

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), which has been paid or settled in stock in full.

•	Bonus of $40,000 upon the delivery to the Company of a prototype medical device from Sonos Models Inc., which has been paid in full.

•	Cash bonus should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

•	Option to acquire up to 100,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $164,000 for the years ended June 30, 2016 and 2015. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $164,000.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until June 15, 2017.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $41,000 and $31,000 for the years ended June 30, 2016 and 2015, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $40,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the year ended June 30, 2016, approximately $33,500 cash placement bonus was earned and paid, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded an expense.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000), which has been paid or settled in stock in full.

•	Bonus of $20,000 upon the delivery to the Company of a prototype medical device form Sonos Models, Inc., which has been paid in full.

•	Option to acquire up to 50,000 Shares of our Common Stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $82,000 for the years ended June 30, 2016 and 2015. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $82,000.

On April 1, 2014, the Company entered into an addendum to this agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum included 25,000 of the Company’s common restricted shares representing a retention bonus as an incentive for him to remain in the employment of the Company for 12 months. The Company recognized a prepaid expense of approximately $37,500, which has been fully amortized to selling, general and administrative.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000)

•	Option to acquire up to 50,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2016, 20,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $20,000 and $16,000 for the years ended June 30, 2016 and 2015, respectively. The compensation expected to be recognized in future years is approximately $20,000.

On October 1, 2015, the Company entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000)

•	Stock grant of 150,000 of the Company’s common restricted shares for services provided to the Company. The Company recognized selling, general and administrative expense of approximately $40,000 for the year ended June, 2016.

To date, no employee or employer payroll taxes have been withheld, remitted to taxing authorities, or recognized by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Commitments

In September 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of the Company’s stock, 20,000 warrants to purchase the Company’s stock and the Company has paid approximately $180,000, of which $25,000 has been incurred towards the Company’s monetary commitment.

Consulting Agreements

Between December 2013 and June 2016, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,300,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to twenty-four months and may be renewed or extended for any period as may be agreed by the parties. As of June 30, 2016 the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to twenty-four months, the Company recorded the original approximate $2,400,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to twenty-four-month period. For the years ended June 30, 2016 and 2015, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $210,000 and $319,000, respectively. The unamortized prepaid expenses of these contracts are approximately $400,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2016.

In December 2014, the Company entered into consulting agreements with two individuals to provide business consulting services for a period of twelve months. Compensation was fully vested and non-forfeitable options to acquire up to 100,000 shares of our common stock, at an exercise price of $1.30 per share. Fair Market Value of these options totaled approximately $83,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 0.49%; expected term of 2 years; and 0% dividend yield. For the years ended June 30, 2016 and 2015, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $35,000 and $49,000, respectively. These contracts are fully amortized.

In March 2015, the Company entered into a consulting agreement with an individual to provide marketing and social media strategy services for a period of twelve months. Compensation was an engagement fee of $30,000 and monthly consulting fee of $3,500. The Company recognized the $30,000 as a prepaid expense to be amortized to marketing expense over the service period. For the years ended June 30, 2016 and 2015, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $20,000 and $10,000, respectively. This contract is fully amortized.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was issuance of 75,000 shares of the Company’s stock (See note 7) and fully vested and non-forfeitable options to acquire up to 300,000 shares of our common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the years ended June 30, 2016 and 2015, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $7,000 and $0, respectively. The unamortized prepaid expense of this contract is approximately $77,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2016.

As of June 30, 2016, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ended June 30,

2017	$387,632
2018	62,832
2019	25,235
Total	$475,699

Legal

On July 21, 2016, the Company was sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller. According to the Complaint, the Plaintiff alleges: (i) she was hired by the Company to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to the Company’s Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. The Company completely rejects the Plaintiff’s allegations in the Complaint and plan to vigorously defend against this lawsuit. The Company was served with the Complaint on August 2, 2016, and the Company’s responsive pleading is due by September 30, 2016. Once we file our responsive pleading further dates will be set by the Court.

While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has accrued $150,000 in Accounts Payable for consulting compensation, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2016 as it is too early in the process to determine the outcome or potential loss.

NOTE 5 - PATENT RIGHTS

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

The patent will have an estimated useful life of 20 years based on the term of the patent. The Company recognized an impairment on intangible asset of approximately $84,000 for the year ended June 30, 2016 compared to $0 for the year ended June 30, 2015.

Legal fees pertaining to the patent are recorded as selling, general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $2,500 and $14,000 for the years ended June 30, 2016 and 2015, respectively.

The Company recognized a patent royalty expense of approximately $50,000 and an additional $100,000 for the correction of error for the year ended June 30, 2016 compared to $0 for the year ended June 30, 2015, respectively. The accrued payable of $150,000 pertaining to the patent royalty expense at June 30, 2016 is included in related party payables.

In connection with the Patent Licensing Agreement, the Company incurred $50,000 royalty fees in fiscal years 2014 and 2015, which were capitalized to patent rights on the consolidated balance sheet as of June 30, 2015. After further analysis, the Company determined that the royalty fees should have been expensed to selling, general and administrative expenses. The effect of the correction of the error can be seen in Note 12.

NOTE 6 - NOTES PAYABLE TO STOCKHOLDERS

Short Term Notes Payable

	Short Term Notes Payable
	June 30, 2016	June 30, 2015
Short term notes payable (A)	$114,000	$113,000
Short term notes payable (B)	-	10,000
Short term notes payable (C)	-	8,000
Net total	$114,000	$131,000

Related Party Notes Payable

(A)	In 2012, the Company issued a note payable to a related party. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of June 30, 2016, the outstanding balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Notes Payable

(B)	In May 2015, the Company entered into an unsecured $10,000 promissory note with a stockholder. The note matured on June 1, 2015 and accrued interest at seven and one-half (7.5) percent per annum. In December 2015, the Company extinguished this debt in exchange of an unsecured amended and consolidated convertible promissory note for a principal amount of $260,000 (See Convertible Note Payable below).

(C)	In May and June, 2015, the Company entered into an unsecured $8,000 promissory note with a stockholder. As of June 30, 2016 the promissory note has been fully paid.

Convertible Notes to Stockholders

	Convertible Notes Payable
	June 30, 2016	June 30, 2015
Convertible notes payable (A)	$125,400	$77,500
Convertible note payable (B)	260,000	200,000
Convertible notes payable (C)	2,135,112	1,475,000
Subtotal	2,520,512	1,752,500
Debt discount	(9,534)	(66,969)
Net total	$2,510,978	$1,685,531

Convertible Notes Payable (A)

Between September 2013 and June 2016, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $125,000. Under the terms of these notes, maturity dates range from June 2015 and March 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of our common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended June 30, 2016, the Company is in default approximately $48,000 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that one of the notes had a beneficial conversion feature of approximately $18,000.

The Company recognized an accretion of debt discount expense of approximately $27,000 and $612,000 for the years ended June 30, 2016 and 2015, respectively. The accretion of debt discount expense to be recognized in future years is approximately $9,500.

The Company recognized a loss from extinguishment of debt of approximately $18,000 for the year ended June 30, 2016.

During the year ended June 30, 2016, convertible notes of approximately $12,000 have been converted to 60,000 shares of the Company’s common stock. During the year ended June 30, 2016, the Company issued 60,000 shares of our common stock, pursuant to warrant agreements that were exercised, in exchange for $30,000, (See Note 8).

Unsecured, Amended and Consolidated Convertible Note Payable (B)

December 2014 Convertible Note

In December 2014, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of $200,000. The note payable matures in December 2016, accrued interest at 7.5% per annum, and convertible into shares of our common stock at a conversion rates of $1.00 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

The Company determined that the note had a beneficial conversion feature of approximately $90,000.

December 2015 Convertible Note

In December 2015, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of $260,000. In exchange, the Company extinguished a $10,000 short term note payable, the $200,000 convertible note payable issued in December 2014, and received cash of $50,000. The amended and consolidated note payable matures in October 2019, accrues interest at 7.5% per annum, and convertible into shares of our common stock at a conversion rates of $0.20 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to the noteholder a cashless warrant to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 per share, for each share the noteholder is entitled pursuant to the promissory note. The options are fully vested and shall expire three years from date of execution.

The Company determined the estimated relative fair value discount of the warrants was approximately $128,000 which was valued using the Black-Scholes option pricing model with the following inputs: volatility of 240%; risk-free interest rate of 1.05%; expected term of 3 years; and 0% dividend yield.

The Company determined that the note had a beneficial conversion feature of approximately $141,000.

In connection with the $260,000 convertible note, the Company recognized a loss from extinguishment of debt of approximately $269,000 for the year ended June 30, 2016.

In connection with the $200,000 convertible note, the Company recognized a loss from extinguishment of debt of approximately $50,000 for the year ended June 30, 2016.

Unsecured, Amended and Consolidated Convertible Notes Payable (C)

June 2015 Convertible Note

In June 2015, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $1,475,000. The note matured on June 9, 2017 and accrued interest at 7.5% per annum and is convertible into shares of our common stock at a conversion rate of $1.00 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

December 2015 Convertible Note

In December 2015, the Company entered into an unsecured $112,000 promissory note with a stockholder. The note matured on March 31, 2016 and accrued no interest. In addition, the Company issued to the noteholder 125,000 shares of the Company’s common stock.

In connection with the issuance of the 125,000 shares of stock in December 2015, the Company recorded the approximate $39,000 value of the shares issued, included in loss on extinguishment. The Company used a recent sale of stock to determine the fair market value of the transaction.

February 2016 Convertible Note

In February 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,100,000. In exchange, the Company modified the $1,475,000 convertible note payable issued in June 2015, the $112,000 note payable issued in December 2015, accounts payable related to accrued interest of approximately $293,000, and received cash of $200,000. The amended and consolidated note payable matures February 2018, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.50 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

April 2016 Convertible Note

In April 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,130,000. In exchange, the Company modified the $2,080,112 convertible promissory note payable issued in February 2016 and received cash of $55,000. The amended and consolidated convertible note payable matures in February 2018, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.50 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

In connection with the $1,475,000 convertible note payable, the Company recognized an accretion of debt discount expense of approximately $0 and $118,000 for the years ended June 30, 2016 and 2015, respectively. The accretion of debt discount has been fully amortized at June 30, 2016.

In connection with the $2,100,000 convertible note payable, the Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

In connection with the $2,130,000 convertible note payable, the Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

The Company recognized interest expense on all notes payable to stockholders of approximately $134,000 and $133,000 for the years ended June 30, 2016 and 2015, respectively. Accrued interest on all notes payable to stockholders at June 30, 2016 and 2015 totaled approximately $103,000 and $264,000, respectively, and is included in accounts payables.

As of June 30, 2016, future maturities of convertible notes payable are as follows:

Fiscal year ended June 30,

2017	$176,500
2018	2,165,112
2019	292,900
Total outstanding notes	2,634,512
Debt Discount	(9,534)
Net Convertible Notes Payable	$2,624,978

NOTE 7 - STOCK TRANSACTIONS

In September 2015, the Company issued Eric Clemons, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 250,000 shares of common stock at $0.31 per share for payment of $77,500 of related party payables, related to previously recognized compensation expense, for an aggregate of 500,000 shares of the Company’s common stock for payment of $155,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.31 per share.

In January 2016, the Company issued Eric Clemons, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, for an aggregate of 300,000 shares of the Company’s common stock for payment of $90,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.30 per share.

For the year ended June 30, 2016, the Company entered into various stock purchase agreements with third parties between April and June of 2016, under which the Company issued 144,000 shares of our common stock, in exchange for $125,000, net of related costs of $8,000. The stock purchase agreements include piggyback registration rights.

For the year ended June 30, 2016, the Company issued 702,000 shares of common stock to various individuals as payment for consulting services per contracts dated between October 2015 and June 2016 (See Note 4). The Company recorded the approximate $506,000 value of the shares issued at the Fair Market Value of the shares into prepaid expenses. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.21 to $1.25 per share.

For the year ended June 30, 2016, the Company issued 360,000 shares of our common stock to individuals for conversions of accounts payable. The aggregate value of these shares was approximately $112,000 as the conversion price was between $0.20 and $0.35 per share.

For the year ended June 30, 2016, the Company issued 125,000 shares of common stock to an individual as payment for financing fee per agreement dated December 2015 (See Note 6). The Company recorded the approximate $39,000 value of the shares issued at the Fair Market Value of the shares into prepaid expenses. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.31 per share.

For the year ended June 30, 2016, the Company issued 150,000 shares of common stock to a related party as payment for consulting services per agreement dated October 2015 (See Note 4). The Company recorded the approximate $40,500 value of the shares issued at the Fair Market Value of the shares, which was expensed upon issuance. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.27 per share.

NOTE 8 - OPTIONS AND WARRANTS

Options

For the year ended June 30, 2016, the Company had 700,000 options outstanding at an average exercise price of $1.65, with 580,000 options exercisable and an expected compensation to be recognized of approximately $395,000. For the years ended June 30, 2016 and 2015, the Company recognized an expense of approximately $348,000 and $293,000, respectively.

In January 2016, the Company issued fully vested and non-forfeitable options to acquire up to 300,000 shares of our common stock, which are included in the 700,000 options outstanding at June 30, 2016, at an exercise price of $0.33 per share to an individual as compensation for consulting services. Fair Market Value of these options, valued using the Black-Scholes option pricing model, totaled approximately $83,500, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield (See Note 4).

The following represents a summary of the Options outstanding at June 30, 2016 and changes during the periods then ended:

	Options	Options Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2014	150,000	$5.00	$-
Granted	250,000	1.24	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding, June 30, 2015	400,000	$2.65	$-
Granted	300,000	0.33	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding, June 30, 2016	700,000	$1.65	$-
Exercisable at June 30, 2016	580,000	$1.65	$-
Expected to be vested	700,000	$1.65	$-
Compensation to be recognized	$360,000
Forfeiture Rate	-	-

Warrants

For the year ended June 30, 2016, the Company had approximately 1,477,000 warrants outstanding at an average exercise price of $0.59. For the years ended June 30, 2016 and 2015, the Company recognized an expense of $0. The expense expected to be recognized is $0.

Between October 2015 and March 2016, the Company entered into unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $2,500 to $260,000. In association with these notes, the Company granted to noteholders a cashless warrant to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of between $0.50 and $1.25 per share, for each share the holders are entitled pursuant to the promissory note. For the year ended June 30, 2016, the Company has recognized the issuance of approximately 1,507,000 warrants, offset by the exercise of 60,000 warrants and the expiration of 5,000 warrants which is included in the approximate 1,477,000 warrants outstanding (See note 6).

The following represents a summary of the Warrants outstanding at June 30, 2016 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2014	25,000	$2.00
Granted	10,000	2.50
Exercised	-	-
Expired/Forfeited	-	-
Outstanding, June 30, 2015	35,000	$2.14
Granted	1,507,000	0.56
Exercised	(60,000)	0.50
Expired/Forfeited	(5,000)	2.00
Outstanding, June 30, 2016	1,477,000	0.59
Exercisable at June 30, 2016	1,477,000	$0.59

NOTE 9 - RELATED PARTY TRANSACTIONS

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

In January 2016, the Company issued Eric Clemons, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, and Wesley Tate, a related party, 150,000 shares of common stock at $0.30 per share for payment of $45,000 of related party payables, related to previously recognized compensation expense, for an aggregate of 300,000 shares of the Company’s common stock for payment of $90,000 of related party payables. The Company used recent sales of stock to determine the fair market value of the shares and recorded the issuances at $0.30 per share.

In connection to the related party payables pertaining to Mr. Clemons and Mr. Tate, the payables are only related to previously recognized compensation expense. Compensation expense payable that has been recognized for Mr. Clemons and Mr. Tate as of June 30, 2016 and 2015 was approximately $73,000 and $165,000, respectively, and included in related party payables.

The Company recognized a patent royalty expense of approximately $50,000 and an additional $100,000 for the correction of error for the year ended June 30, 2016 compared to $0 for the year ended June 30, 2015. The accrued payable of $150,000 pertaining to the patent royalty expense at June 30, 2016 is included in related party payables.

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

NOTE 10 - EARNINGS PER SHARE

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

The total number of potential additional dilutive options and warrants outstanding was 2,200,000 and 435,000 for the fiscal years ended June 30, 2016 and 2015, respectively. In addition, the convertible promissory notes convert at an exercise price of between $0.20 and $5.00 per share of common stock representing approximately 5.8 million shares. The options, warrants and shares underlying the convertible promissory notes were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended June 30,
	2016	2015

Net loss attributable to the common stockholders	$(2,423,661)	$(2,939,717)

Basic weighted average outstanding shares of common stock	5,909,427	4,507,047
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	5,909,427	4,507,047

Earnings (loss) per share:
Basic and diluted	$(0.41)	$(0.65)

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2016 and 2015, assumes a 34% effective tax rate for federal income taxes. The Company has no state income taxes liability:

	June 30, 2016	June 30, 2015

Current tax provision:
Federal
Taxable income - federal	$34.0%	$34.0%

State
Taxable income - state	$1.5%	$1.5%
Total current tax provision	$35.5%	$35.5%

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

The Company had deferred income tax assets as of June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015

Loss carryforwards	$11,500,000	$9,000,000
Less - valuation allowance	(11,500,000)	(9,000,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended June 30, 2016 and 2015, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At June 30, 2016, the Company had approximately $11,500,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2010 thru 2016 are open for examination.

NOTE 12 - CORRECTION OF AN ERROR

In connection with the Patent Licensing Agreement (See Note 5), the Company incurred $50,000 royalty fees in fiscal year 2014 and 2015, which were improperly capitalized to patent rights on the prior year consolidated balance sheet. After further analysis, the Company determined that the royalty fees should have been expensed to selling, general and administrative expenses. To properly account for the correction of the error, the Company considered ASC Topic 205. Based on an analysis of the results of the correction, the Company determined that the correction was immaterial to the prior year’s issued consolidated financial statements and recorded the corrections in the current year ended June 30, 2016. The conclusion was based on the fact that the Company is in the early stages of its life cycle, has not begun primary operations, to date the Company has been focused on capital raising efforts necessary to fund development of a prototype. As a result, available cash has been limited and account balances directly related to cash have relatively small account balances. Therefore, cash flow and the availability of funds is what the Company believes investors and potential investors are focused on, not non-cash corrections of errors. The Company further believes investors are focused on the viability of the technology, eventual FDA approval, and licensing or sale of the technology.

NOTE 13 - SUBSEQUENT EVENTS

In August 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,300,000. In exchange, the Company consolidated the $2,135,112 convertible promissory convertible note payable issued in April 2016 with cash received of $150,000. The amended and consolidated convertible note payable matures August 1, 2018, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.40 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

On July 21, 2016, the Company was sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller. According to the Complaint, the Plaintiff alleges: (i) she was hired by the Company to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to the Company’s Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. The Company completely rejects the Plaintiff’s allegations in the Complaint and plan to vigorously defend against this lawsuit. The Company was served with the Complaint on August 2, 2016, and the Company’s responsive pleading is due by September 30, 2016. Once we file our responsive pleading further dates will be set by the Court. The Company has accrued $150,000 in Accounts Payable for consulting compensation, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2016 as it is too early in the process to determine the outcome or potential loss.

In August and September, 2016, convertible notes of approximately $6,000 have been converted to 30,000 shares of the Company’s common stock.  During the same period, the Company issued 30,000 shares of our common stock, pursuant to warrant agreements that were exercised, in exchange for $15,000.

