Form 10-Q
period 2017-03-31
CEREBAIN BIOTECH CORP.
filed 2017-05-11
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 10, 2017
Common Stock, $0.001 par value	7,760,347

CEREBAIN BIOTECH CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 2017 (unaudited) and June 30, 2016, the condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 (unaudited), and the condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016 (unaudited), follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$517	$20,245
Prepaid expenses	402,768	475,699
Total current assets	403,285	495,944

Total assets	$403,285	$495,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$908,839	$685,045
Related party payables	329,316	230,685
Accrued payroll	65,266	-
Payroll taxes payable	30,037	-
Convertible notes to stockholders, current portion	62,500	62,500
Related party notes payable	114,000	114,000
Total current liabilities	1,509,958	1,092,230

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $18,034 and $9,534, respectively	2,772,578	2,448,478
Total long term liabilities	2,772,578	2,448,478

Total liabilities	4,282,536	3,540,708

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 7,710,347 and 7,116,347 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively)	7,710	7,116
Additional paid in capital	23,080,681	8,466,226
Accumulated deficit	(26,967,642)	(11,518,106)
Total stockholders’ deficit	(3,879,251)	(3,044,764)

Total liabilities and stockholders’ deficit	$403,285	$495,944

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Operating Expenses
Selling, general and administrative expenses	$1,267,759	$1,123,910	$439,052	$397,465
Research and development costs	190,369	-	58,902	-
Patent Royalty Expense	75,000	137,500	25,000	12,500
Marketing expenses	9,782	50,880	1,630	14,840
Total operating expenses	1,542,910	1,312,290	524,584	424,805
Net operating loss	(1,542,910)	(1,312,290)	(524,584)	(424,805)
Other (income) expense
Accretion of debt discount	11,500	81,834	1,944	43,982
Loss from extinguishment of debt	13,778,649	48,750	-	-
Financing costs	-	28,125	-	-
Interest expense	116,476	97,717	40,226	26,697
Total other expense, net	13,906,625	256,426	42,170	70,679
Net loss	$(15,449,535)	$(1,568,716)	$(566,754)	$(495,484)

Loss per share:
Basic and diluted loss per share	$(2.08)	$(0.28)	$(0.07)	$(0.08)
Basic and diluted weighted average shares outstanding	7,421,427	5,614,438	7,605,236	6,378,479

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,449,535)	$(1,568,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	11,500	81,834
Loss from extinguishment of debt	13,778,649	48,750
Stock based compensation	263,792	245,475
Amortization of stock based prepaid consulting compensation	578,511	162,583
Amortization of deferred financing costs	-	28,125
Correction of an error	-	100,000
Changes in operating assets and liabilities:
Prepaid expenses	(46,372)	20,000
Accounts payable	253,829	532,331
Related party payables	163,898	(43,995)
Net cash used in operating activities	(445,728)	(393,613)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	-
Proceeds from exercise of warrants	31,000	-
Proceeds from related party notes	-	1,000
Proceeds from convertible notes	345,000	402,900
Repayment of notes payable to shareholders	-	(8,000)
Net cash flows provided by financing activities:	426,000	395,900

Net change in cash and cash equivalents	(19,728)	2,287
Cash and cash equivalents- beginning of period	20,245	486
Cash and cash equivalents- end of period	$517	$2,773

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable – beneficial conversion feature	$4,500	$197,360
Debt discount associated with convertible notes payable – warrant feature	15,500	-
Stock issued for prepaid services	$288,400	$148,500
Warrants issued for prepaid services	170,808	-
Options issued for prepaid services	-	54,000
Stock issued for Financing Fee	-	38,750
Stock issued for satisfaction of accounts payable	-	100,000
Conversion of convertible notes payable into stock	$12,400	$-
Stock issued for satisfaction of accounts payable	-	293,112
Stock issued for satisfaction of related party payables	-	245,000
Reclassification of debt from shareholders to convertible debt	-	10,000

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed consolidated balance sheet at June 30, 2016 has been derived from audited statements and (b) unaudited interim condensed consolidated financial statements as of March 31, 2017 and for the three-month and nine-month periods ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2016 included on Form 10-K filed with the Securities and Exchange Commission on September 27, 2016.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $27,000,000 and $11,500,000 at March 31, 2017 and June 30, 2016, respectively, and had a net loss of approximately $15,500,000 and $1,600,000 for the nine-month periods ended March 31, 2017 and 2016, respectively, and net cash used in operating activities of approximately $446,000 and $394,000 for the nine-month periods ended March 31, 2017 and 2016, respectively, with no revenue earned since inception. These matters raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations, and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $1,600 and $15,000 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $10,000 and $51,000 for the nine-month periods ended March 31, 2017 and 2016, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $59,000 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $190,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively, and are included in research and development costs in the accompanying condensed consolidated statements of operations.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Clemons

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000), which has been paid or settled in stock in full.

•	Bonus of $40,000 upon the delivery to the Company of a prototype medical device from Sonos Models Inc., which has been paid in full.

•	Cash bonus should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

•	Option to acquire up to 100,000 shares of our common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of March 31, 2017, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $41,000 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $123,000 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $41,000.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until June 15, 2017.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2017, 60,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $5,500 and $4,500 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $16,000 and $13,000 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $32,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the three-month periods ended March 31, 2017 and 2016, a cash placement bonus was earned of approximately $0 and $20,000, respectively, and for the nine-month periods ended March 31, 2017 and 2016, a cash placement bonus was earned of approximately $27,500 and $20,000, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,000 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $27,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $51,000.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000), which has been paid or settled in stock in full.

•	Bonus of $20,000 upon the delivery to the Company of a prototype medical device form Sonos Models, Inc., which has been paid in full.

•	Option to acquire up to 50,000 shares of our common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of March 31, 2017, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $21,000 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $62,000 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $21,000.

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

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000)

•	Option to acquire up to 50,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2017, 30,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $2,700 and $2,300 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $8,000 and $7,000 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in future years is approximately $16,000.

On October 1, 2015, the Company entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000)

•	Stock grant of 150,000 of the Company’s common restricted shares for services provided to the Company. The Company recognized selling, general and administrative expense of approximately $40,000 for the year ended June 2016.

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,000 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $27,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $51,000.

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

Consulting Agreements

Between December 2013 and March 2017, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,760,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of March 31, 2017, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,650,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the three-month periods ended March 31, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $192,000 and $34,000, respectively, and approximately $472,000 and $128,000 for the nine-month periods ended March 31, 2017 and 2016. The unamortized prepaid expenses of these contracts are approximately $215,000 and included in prepaid expenses on the condensed consolidated balance sheets at March 31, 2017.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was issuance of 75,000 shares of the Company’s stock (See note 7) and fully vested and non-forfeitable options to acquire up to 300,000 shares of our common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the three-month periods ended March 31, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $7,000 and $0, respectively, and approximately $21,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively. The unamortized prepaid expense of this contract is approximately $56,000 and included in prepaid expenses on the consolidated balance sheets at March 31, 2017.

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was issuance of 300,000 shares of the Company’s stock (See note 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the three-month periods ended March 31, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $43,000 and $0, respectively, and approximately $85,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively. The unamortized prepaid expense of this contract is approximately $85,000 and included in prepaid expenses on the consolidated balance sheets at March 31, 2017.

As of March 31, 2017, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ended June 30,

2017	$170,877
2018	160,284
2019	25,235
Total	$356,396

Legal

On July 21, 2016, the Company was sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller. According to the Complaint, the Plaintiff alleges: (i) she was hired by the Company to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to the Company’s Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, the Company made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, the Company agreed to pay Ms. Miller no more than $120,000 in total and no less than $100,000 in total, the terms of such alternative payment options are as follows:

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

1)	The Company could pay Ms. Miller the total gross amount of one hundred twenty thousand dollars ($120,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017; and

b)	Beginning within ninety (90) days after March 29, 2017, the Company would make monthly payments of fifteen thousand dollars ($15,000) to Ms. Miller’s representative until such time that Ms. Miller and her representative has received the gross amount of $120,000, OR

2)	The Company could pay Ms. Miller the total gross amount of one hundred thousand dollars ($100,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017.

b)	One payment of eighty thousand dollars ($80,000) within sixty (60) days after March 29, 2017, OR

3)	The Company could pay Ms. Miller the total gross amount of one hundred ten thousand dollars ($110,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017.

b)	One payment of fifteen thousand dollars ($15,000) within sixty (60) days after March 29, 2017.

c)	One payment of seventy-five thousand dollars ($75,000) within ninety (90) days after March 29, 2017.

Upon all payments being made pursuant to the terms set forth in the agreement, Ms. Miller has agreed to knowingly and voluntarily release and discharge the Company of and from all claims, demands, liabilities, obligations, promises, controversies, compensation, wages, bonuses, commissions, damages, rights, actions and causes of action known and unknown, at law or in equity, which Ms. Miller has or may have against the Company as of the date of execution of the settlement agreement.

The Company has recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of March 31, 2017. In April 2017, the Company paid Ms. Miller twenty thousand dollars ($20,000) as agreed in the settlement agreement.

NOTE 5 – PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement, the Company has paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares. To date, Dr. Saini has not participated in any sales of equity.

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

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $1,300 and $1,700 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $5,000 and $2,000 for the nine-month periods ended March 31, 2017 and 2016, respectively.

The Company recognized a patent royalty expense of approximately $25,000 for the three-month period ended March 31, 2017 compared to $12,500 for the three-month period ended March 31, 2016, and approximately $75,000 for the nine-month period ended March 31, 2017 compared to $137,500 for the nine-month period ended March 31, 2016. The accrued payable of $225,000 pertaining to the patent royalty expense at March 31, 2017 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Related Party Notes Payable

	Short Term Notes Payable
	March 31, 2017	June 30, 2016

Short term notes payable (A)	$114,000	$114,000
Net total	$114,000	$114,000

Related Party Notes Payable

(A) In 2012, the Company issued a note payable to a related party. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of March 31, 2017, the outstanding principal balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the notes.

Convertible Notes to Stockholders

	Convertible Notes Payable
	March 31, 2017	June 30, 2016
Convertible notes payable (A)	$133,000	$125,400
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,460,112	2,135,112
Subtotal	2,853,112	2,520,512
Debt discount	(18,034)	(9,534)
Net total	$2,835,078	$2,510,978

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

Convertible Notes Payable (A)

Between September 2013 and March 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $24,000, netting a balance of approximately $133,000. Under the terms of these notes, maturity dates range from June 2015 and November 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of our common stock at rates that range from $0.20 to $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended March 31, 2017, the Company is in default approximately $62,000 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that some of the notes had a beneficial conversion feature totaling approximately $38,000.

The Company recognized an accretion of debt discount expense of approximately $2,000 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $11,500 and $3,000 for the nine-month periods ended March 31, 2017 and 2016, respectively. The accretion of debt discount expense to be recognized in future years is approximately $18,000.

During the nine-month period ended March 31, 2017, convertible notes of approximately $12,400 have been converted to 62,000 shares of the Company’s common stock. During the nine-month period ended March 31, 2017, the Company issued 62,000 shares of our common stock, pursuant to warrant agreements that were exercised, in exchange for $31,000, (See Note 8).

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

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

In connection with the $2,285,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $3.7 million for the nine-month period ended March 31, 2017 compared to $0 for the nine-month period ended March 31, 2016.

October 2016 Convertible Note

In October 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,310,000. In exchange, the Company modified the $2,285,000 convertible promissory note payable issued in August 2016 and received cash of $25,000. The amended and consolidated convertible note payable matures in October 2018, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.40 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

In connection with the $2,410,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $10.1 million for the nine-month period ended March 31, 2017 compared to $0 for the nine-month period ended March 31, 2016.

January 2017 Convertible Note

In January 2017, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,460,000. In exchange, the Company modified the $2,410,112 convertible promissory note payable issued in November 2016 and received cash of $50,000. The amended and consolidated convertible note payable matures in January 2019, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.15 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

In connection with the $2,460,000 convertible note payable, the Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

The Company recognized interest expense on all notes payable to stockholders of approximately $40,000 and $27,000 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $116,000 and $98,000 for the nine-month periods ended March 31, 2017 and 2016, respectively. Accrued interest on all notes payable to stockholders at March 31, 2017 and 2016 totaled approximately $219,000 and $69,000, respectively, and is included in accounts payables.

As of March 31, 2017, future maturities of convertible notes payable are as follows:

Fiscal years ending June 30,

2017	$176,500
2018	52,500
2019	2,720,112
2020	18,000
Total outstanding notes	2,967,112
Debt Discount	(18,034)
Net Convertible Notes Payable	$2,949,078

NOTE 7 – STOCK TRANSACTIONS

For the nine-month period ended March 31, 2017, the Company entered into various stock purchase agreements with a third parties between July 2016 and March of 2017, under which the Company issued 102,000 shares of its common stock, in exchange for $81,000. The aggregate value of these shares was $81,000 as the price was between $0.50 and $1.25 per share. The stock purchase agreements include piggyback registration rights.

For the nine-month period ended March 31, 2017, the Company issued 62,000 shares of its common stock to an individual for conversion of notes payable. The aggregate value of these shares was approximately $12,400 as the conversion price was $0.20 per share.

For the nine-month period ended March 31, 2017, the Company issued 430,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for consulting services per contracts dated between April 2016 and March 2017 (See Note 4). The aggregate Fair Market Value of these shares was approximately $288,000 as the fair market value of the stock was between $0.50 and $0.75 per share. The Company used recent sales of stock to determine the fair market value of these transactions.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

NOTE 8 – OPTIONS AND WARRANTS

Options

For the nine-month period ended March 31, 2017, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45, with 652,000 options exercisable. For the three-month periods ended March 31, 2017 and 2016, the Company recognized an expense of approximately $85,000 and $68,000, respectively, and approximately $285,000 and $240,000 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $266,000.

On September 29, 2016, the Company issued Eric Clemons and Wesley Tate options to acquire up to a total of 210,000 Shares of our Common Stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair value of these options totaled approximately $156,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2017, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $7,800 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $55,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $101,000.

Warrants

For the nine-month period ended March 31, 2017, the Company had approximately 1,700,000 warrants outstanding at an average exercise price of $0.49. The Company recognized the issuance of approximately 400,000 warrants, offset by the exercise of 62,000 warrants and the expiration of 115,000 warrants which is included in the approximate 1,700,000 warrants outstanding for the nine-month period ended March 31, 2017. For the three-month period ended March 31, 2017 and 2016, the Company recognized an accretion of debt discount related to warrants expense of approximately $1,300 and $0, respectively, and approximately $2,800 and $0 for the nine-month period ended March 31, 2017 and 2016, respectively. The approximate expense expected to be recognized in future years is $13,000.

In July 2016, the Company entered into a $10,000 unsecured convertible promissory note with a non-affiliate stockholder. In association with this note, the Company granted the noteholder a cashless warrant to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 per share, for each share the holder is entitled pursuant to the promissory note, totaling 50,000 shares. Relative fair value of the warrants totaled approximately $8,000, and is to be recognized ratably over the note period in interest expense. They were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 211%; risk-free interest rate of 0.81%; expected term of 3 years; and 0% dividend yield.

In November 2016, the Company entered into a $10,000 unsecured convertible promissory note with a non-affiliate stockholder. In association with this note, the Company granted the noteholder a cashless warrant to purchase one (1) share of the Company’s common stock, $0.001 par value, at the exercise price of $0.50 per share, for each share the holder is entitled pursuant to the promissory note, totaling 50,000 shares. Relative fair value of the warrants totaled approximately $7,500, and is to be recognized ratably over the note period in interest expense. They were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 199.7%; risk-free interest rate of 1.28%; expected term of 3 years; and 0% dividend yield.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was the issuance of 300,000 shares of the Company’s common stock (See note 4 and 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair value of these warrants totaled approximately $171,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the three-month periods ended March 31, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $43,000 and $0, respectively, and approximately $85,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively. The unamortized prepaid expense of this contract is approximately $85,000 and included in prepaid expenses on the consolidated balance sheets at March 31, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 29, 2016, the Company issued Eric Clemons and Wesley Tate options to acquire up to a total of 210,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair value of these options totaled approximately $156,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2017, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $7,800 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $55,000 and $0 for the nine-month periods ended March 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $101,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement related to Mr. Clemons. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the three-month periods ended March 31, 2017 and 2016, a cash placement bonus was earned of approximately $0 and $20,000, respectively, and for the nine-month periods ended March 31, 2017 and 2016, a cash placement bonus was earned of approximately $27,500 and $20,000, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

The total number of potential additional dilutive options and warrants outstanding was approximately 2.6 million and 2.2 million for the nine-month periods ended March 31, 2017 and 2016, respectively. In addition, the convertible notes convert at an exercise price of between $0.15 and $5.00 per share of common stock representing approximately 17.9 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months ended March 31,		For The Three Months ended March 31,
	2017	2016	2017	2016

Net loss attributable to the common stockholders	$(15,449,535)	(1,568,716)	$(566,754)	$(495,484)

Basic weighted average outstanding shares of common stock	7,421,427	5,614,438	7,605,236	6,378,479
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	7,421,427	5,614,438	7,605,236	6,378,479

Earnings (loss) per share:
Basic and diluted	$(2.08)	(0.28)	$(0.07)	$(0.08)

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2017 and June 30, 2016, assumes a 34% effective tax rate for federal income taxes and 1.5% for state income taxes:

	March 31, 2017	June 30, 2016

Current tax provision:
Federal
Taxable income - federal	$34.0%	$34.0%

State
Taxable income - state	$1.5%	$1.5%
Total current tax provision	$35.5%	$35.5%

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

The Company had deferred income tax assets as of March 31, 2017 and June 30, 2016 are as follows:

	March 31, 2017	June 30, 2016

Loss carryforwards	$27,000,000	$11,500,000
Less – valuation allowance	(27,000,000)	(11,500,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2017 and June 30, 2016 respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At March 31, 2017, the Company had approximately $27,000,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2010 thru 2016 are open for examination.

NOTE 12 – SUBSEQUENT EVENTS

In April 2017, the Company entered into an unsecured $50,000 promissory note with a stockholder. The note matures on June 30, 2017 and accrues no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock.

In April 2017, the Company entered into an unsecured $100,000 promissory note with a stockholder. The note matures on June 30, 2017 and accrues no interest.

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

Description of Patent License Agreement

On June 10, 2010, our subsidiary, Cerebain Operating, Inc., entered into a Patent License Agreement under which it acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement, we paid rights fees of $50,000 to Dr. Saini, and issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini has the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $1,300 and $1,700 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $5,000 and $2,000 for the nine-month periods ended March 31, 2017 and 2016, respectively.

We recognized a patent royalty expense of approximately $25,000 for the three-month period ended March 31, 2017 compared to $12,500 for the three-month period ended March 31, 2016, and approximately $75,000 for the nine-month period ended March 31, 2017 compared to $137,500 for the nine-month period ended March 31, 2016. The accrued payable of $225,000 pertaining to the patent royalty expense at March 31, 2017 is included in related party payables.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

For the three-month periods ended March 31, 2017 and 2016, we did not generate any revenues.

Operating expenses

Operating expenses increased by approximately $100,000, or 23.5%, to approximately $525,000 in the three-month period ended March 31, 2017 from approximately $425,000 in the three-month period ended March 31, 2016 primarily due to the following: increase in research and development cost; increase in patent royalty expense; increase in compensation expense; and increase in employee expense; offset by a decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options; decrease in marketing expense; decrease in professional fees; and decrease in travel and entertainment costs.

Operating expenses for the three-months ended March 31, 2017 were approximately comprised of marketing costs of $1,600, research and development costs of $59,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $232,000, compensation expense of $77,500, employee expense of $95,000, professional fees of $20,000, travel and entertainment costs of $11,000, and other operating expenses of $4,000.

Approximate operating expenses for the three months ended March 31, 2016 were comprised of marketing costs of $15,000; patent royalty costs of $13,000; $267,000 in consulting services costs; compensation expense of $68,000; professional fees of $29,000; travel & entertainment costs of $30,000; and $3,000 in other operating expenses.

Other income (expenses)

Other expense decreased by approximately $29,000, or 40.3%, to approximately $42,000 in the three-month period ended March 31, 2017 from approximately $71,000 in the three-month period ended March 31, 2016 primarily due to the decrease in accretion of recorded debt discounts related to notes payable offset by an increase in loan interest expense.

Net loss before income taxes

Net loss before income taxes for the three-month period ended March 31, 2017 totaled approximately $567,000 primarily due to the following: increase in research and development cost; increase in patent royalty expense; increase in compensation expense; and increase in employee expense; offset by a decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options; decrease in marketing expense; decrease in professional fees; and decrease in travel and entertainment costs, compared to $495,000 for the three-month period ended March 31, 2016 primarily due to the following: consulting services costs, patent royalty expense, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Revenue

For the nine-month periods ended March 31, 2017 and 2016, we did not generate any revenues.

Operating expenses

Operating expenses increased by approximately $231,000, or 17.6%, to approximately $1,543,000 in the nine-month period ended March 31, 2017 from approximately $1,312,000 in the nine-month period ended March 31, 2016 primarily due to the following: increase in research and development cost; increase in compensation expense; increase in compensation expense; increase in employee expense; increase in professional fees; and increase in investor relations; offset by decrease in marketing expense; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options; decrease in travel and entertainment costs and decrease in patent royalty expense.

Operating expenses for the nine-months ended March 31, 2017 were approximately comprised of marketing costs of $10,000, research and development costs of $190,000, patent royalty expense of $75,000, consulting services costs primarily paid through the issuance of our common stock of $746,000, compensation expense of $264,000, employee expense of $95,000, professional fees of $108,000, investor relations expense of $10,000, travel and entertainment costs of $33,000, and other operating expenses of $11,000.

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

Other income (expenses)

Other expense increased by approximately $13,650,000, or 5323.3%, to approximately $13,900,000 in the nine-month period ended March 31, 2017 from approximately $256,000 in the nine-month period ended March 31, 2016 primarily due to the decrease in accretion of recorded debt discounts related to notes payable and financing costs offset by the recognition of loss from extinguishment of debt of $13,800,000 and increase in loan interest expense.

Net loss before income taxes

Net loss before income taxes for the nine-month period ended March 31, 2017 totaled approximately $15,500,000 primarily due to the following: increase in research and development cost; increase in compensation expense; increase in compensation expense; increase in employee expense; increase in professional fees; and increase in investor relations; increase in loss from extinguishment of debt; offset by decrease in marketing expense; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options; decrease in travel and entertainment costs and decrease in patent royalty expense, compared to $1,600,000 for the nine-month period ended March 31, 2016 primarily due to the following: marketing costs, consulting services costs, research and development costs, costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options, and professional fees.

Assets and Liabilities

Assets were approximately $403,000 as of March 31, 2017. Assets approximately consisted of cash of $500 and prepaid expense of $402,500. Liabilities were approximately $4,300,000 as of March 31, 2017. Liabilities approximately consisted of accounts payable of $910,000, related party payables of $330,000, accrued payroll of $65,000, payroll taxes payable of $30,000, short term related party notes payable of $114,000, current portion of convertible notes of $63,000 and convertible notes to stockholders, net of debt discount, of $2,800,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $3,880,000 as of March 31, 2017. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $27,000,000 at March 31, 2017, offset by shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,436,000, net of issuance costs, beneficial conversion feature associated with convertible note of $15,300,000, shares issued in conversion of liabilities of $756,000, shares associated with warrants, options and issuances for services of $5,600,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of approximately $20,000 in the nine-month period ended March 31, 2017 resulting from cash used in operating activities of approximately $446,000, offset partially by cash provided by financing activities of approximately $426,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2017	2016

Cash at beginning of period	$20,245	$486
Net cash used in operating activities	(445,728)	(393,613)
Net cash provided by financing activities	426,000	395,900
Cash at end of period	$517	$2,773

Cash Flows from Operating Activities – For the nine-month period ended March 31, 2017, net cash used in operations was approximately $446,000 compared to net cash used in operations of approximately $394,000 for the nine-month period ended March 31, 2016. Net cash used in operations was primarily due to a net loss of approximately $15,500,000 for the nine-month period ended March 31, 2017, offset by accretion of debt discount of approximately $11,500, loss from extinguishment of debt of approximately $13,800,000, stock based compensation of approximately $264,000, amortization of prepaid consulting compensation of approximately $579,000, and the net changes in operating assets and liabilities of approximately $371,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine-month period ended March 31, 2017 was approximately $426,000, compared to net cash provided of approximately $396,000 in the same period in 2016. The cash provided by financing activities was due to proceeds from convertible notes payable to stockholders of approximately $345,000, proceeds from issuance of stock of approximately $50,000 and proceeds from exercise of warrants of approximately $31,000.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $27,000,000 and $11,500,000 at March 31, 2017 and June 30, 2016, respectively, and had a net loss of approximately $15,500,000 and $1,600,000 for the nine-month periods ended March 31, 2017 and 2016, respectively, and net cash used in operating activities of approximately $446,000 and $394,000 for the nine-month periods ended March 31, 2017 and 2016, respectively, with no revenue earned since inception. These matters raise substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations, and attempting to generate revenues, our cash position will not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate revenues, and successfully borrow money or sell our securities for cash.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 8.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Based on that assessment, management believes that, as of March 31, 2017, our internal control over financial reporting was ineffective, based on the COSO criteria, due to the following material weaknesses listed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 21, 2016, we were sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller. According to the Complaint, the Plaintiff alleges: (i) she was hired by us to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to our Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, we made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, we agreed to pay Ms. Miller no more than $120,000 in total and no less than $100,000 in total, the terms of such alternative payment options are as follows:

1)	We could pay Ms. Miller the total gross amount of one hundred twenty thousand dollars ($120,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017; and

b)	Beginning within ninety (90) days after March 29, 2017, we would make monthly payments of fifteen thousand dollars ($15,000) to Ms. Miller’s representative until such time that Ms. Miller and her representative has received the gross amount of $120,000, OR

2)	We could pay Ms. Miller the total gross amount of one hundred thousand dollars ($100,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017.

b)	One payment of eighty thousand dollars ($80,000) within sixty (60) days after March 29, 2017, OR

3)	We could pay Ms. Miller the total gross amount of one hundred ten thousand dollars ($110,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017.

b)	One payment of fifteen thousand dollars ($15,000) within sixty (60) days after March 29, 2017.

c)	One payment of seventy-five thousand dollars ($75,000) within ninety (90) days after March 29, 2017.

Upon all payments being made pursuant to the terms set forth in the agreement, Ms. Miller has agreed to knowingly and voluntarily release and discharge us of and from all claims, demands, liabilities, obligations, promises, controversies, compensation, wages, bonuses, commissions, damages, rights, actions and causes of action known and unknown, at law or in equity, which Ms. Miller has or may have against us as of the date of execution of the settlement agreement.

We have recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of March 31, 2017. In April 2017, we paid Ms. Miller twenty thousand dollars ($20,000) as agreed in the settlement agreement.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three-month period ended March 31, 2017, we entered into various stock purchase agreements with third parties between January and March of 2017, under which we issued 20,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $10,000. The stock purchase agreements include piggyback registration rights. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

For the three-month period ended March 31, 2017, we issued 20,000 shares of its common stock to an individual for conversion of notes payable. The aggregate value of these shares was approximately $4,000 as the conversion price was $0.20 per share. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

For the three-month period ended March 31, 2017, we issued 110,000 shares of common stock to various individuals as payment for consulting services per contracts dated between February 2017 and March 2017. The aggregate Fair Value of these shares was approximately $55,000 as the fair value of the stock was between $0.50 and $0.52 per share. We used recent sales of stock to determine the fair value of these transactions. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

In January 2017, we entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,460,000. In exchange for the issuance of the promissory note, the stockholder agreed to modify a $2,410,112 convertible promissory note payable issued in November 2016 and paid us cash of $50,000. The amended and consolidated convertible note payable matures January 24, 2019, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.15 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The issuance of the promissory note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the promissory note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (15)	Employment Agreement with Wesley Tate dated October 1, 2015

10.31 (16)	$2,285,000 Amended and Consolidated Promissory Note dated August 1, 2016

10.32 (17)	$2,410,000 Amended and Consolidated Promissory Note dated November 22, 2016

10.33*	$2,460,000 Amended and Consolidated Promissory Note date January 24, 2017

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three-month periods ended March 31, 2017 furnished in XBRL).

101.INS	Interactive Data File (Form 10-Q for the three-month periods ended March 31, 2017 furnished in XBRL).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.
(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.
(12)	Incorporated by reference from our Form 8-K filed with the Commission on May 11, 2014.
(13)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.
(14)	Incorporated by reference from our Form 10K filed with the Commission on August 11, 2014.
(15)	Incorporated by reference from our Form 10Q filed with the Commission on November 16, 2015.
(16)	Incorporated by reference from our Form 10Q filed with the Commission on November 14, 2016.
(17)	Incorporated by reference from our Form 10Q filed with the Commission on February 10, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerebain Biotech Corp. A Nevada corporation

Date: May 10, 2017	By:	/s/ ERIC CLEMONS
Eric Clemons, President (Principal Executive Officer)

	By:	/s/ WESLEY TATE
Wesley Tate, Chief Financial Officer (Principal Financial and Accounting Officer)

