Form 10-K
period 2017-06-30
CEREBAIN BIOTECH CORP.
filed 2017-09-15
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

_______________________________________
(Former name, address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2016 was approximately $2,800,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 15, 2017
Common Stock, $0.001 par value	8,120,347

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

In accordance with our current business plan, the testing, research and development of both a medical device solution as well as a synthetic drug solution are underway, and we have contracted with certain third party companies to research, develop, and test certain products that could be used to treat dementia utilizing Omentum. We have also contracted with various individuals to facilitate the introduction of the Company to medical device testing organizations in overseas locations including Poland, China and Uzbekistan for the purpose of testing our medicinal treatments utilizing Omentum. Our management anticipates that we may form subsidiaries and joint ventures to develop different drugs based on the intellectual property. Although we have contracted with a firm to research, develop and test products that could be used to treat dementia utilizing Omentum, in order to fully execute on that agreement, as well as hire one or more firms to research, develop and test medicinal treatments utilizing Omentum, we will need to raise additional funds. There can be no assurance we will be successful in raising the necessary funds. There can also be no assurance that further research and development will validate and support the results of our preliminary research and studies, or that the necessary regulatory approvals will be obtained or that we will be able to develop commercially viable products on the basis of our technologies.

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

The Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $250,000 in accounts payable at June 30, 2017 for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use. For the fiscal years ended June 30, 2017 and 2016, the Company recognized an impairment on capitalized patent cost of approximately $0 and $84,000, respectively.

Legal fees, pertaining to the patent, are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $7,500 and $2,500 for the fiscal years ended June 30, 2017 and 2016, respectively.

We recognized a patent royalty expense of approximately $100,000 for the fiscal year ended June 30, 2017 compared to $150,000 for the fiscal year ended June 30, 2016. The accrued payable of $250,000 pertaining to the patent royalty expense at June 30, 2017 is included in related party payables.

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

According to the Alzheimer’s Association 2017 Alzheimer’s Disease Facts and Figures, an estimated 5.5 million Americans have Alzheimer's disease, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. By 2050, it is estimated that up to 16 million Americans will have the disease. Almost two-thirds, 3.3 million, of American seniors living with Alzheimer's are women. By 2025, it is estimated that 20 states will see a 35 percent or greater growth in the number of people with Alzheimer’s. Someone in the United States develops Alzheimer’s every 66 seconds. In 2050, it is predicted that someone in the United States will develop the disease every 33 seconds.

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

According to the Alzheimer’s Association 2017 Alzheimer’s Disease Facts and Figures, unpaid caregivers are primarily immediate family members, but they may be other relatives and friends. In 2015, 15.9 million family and friends provided an estimated 18.1 billion hours of unpaid care, a contribution to the nation valued at over $221.3 billion. Nearly half of care contributors cut back on their own expenses (including food, transportation and medical care) to pay for dementia-related care of a family member or friend. Care contributors are 28 percent more likely than other adults to eat less or go hungry because they cannot afford to pay for food. One in five care contributors cut back on their own doctor visits because of their care responsibilities. And, among caregivers, 74 percent report they are “somewhat” to “very” concerned about maintaining their own health since becoming a caregiver. On average care contributors lose over $15,000 in annual income as a result of reducing or quitting work to meet the demand of caregiving.

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

According to the Alzheimer’s Association 2017 Alzheimer’s Disease Facts and Figures, Alzheimer’s disease is the most expensive condition in the nation. In 2017, the direct costs to American society of caring for those with Alzheimer's will total an estimated $236 billion, with just under half of the costs borne by Medicare. Nearly one in every five Medicare dollars is spent on people with Alzheimer’s and other dementias. In 2050, it is estimated it will be one in every three dollars. The average per-person Medicare spending for those with Alzheimer's and other dementias is three times higher than for those without these conditions. The average per-person Medicaid spending for seniors with Alzheimer's and other dementias is 19 times higher than average per-person Medicaid spending for all other seniors. Unless something is done, in 2050, Alzheimer’s will cost over $1.1 trillion (in 2016 dollars). Costs to Medicare will increase over 365 percent to $589 billion.

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

Principal Products and Services

Our Products

Dr. Saini is the inventor of U.S. Patent Application No. 15/493,535, derived from Patent Applications No. 15/260,699, No. 15/006,939, No. 13/849,014, No. 13/309,468 and No. 12/361,808, and its foreign counterparts in Europe and Japan. He is one of our founders and a medical advisor to the Company. As a practicing physician, he is a gastrointestinal specialist, and often needs to apply a gastrostomy tube to an abdominal area of a patient for surgical procedures. In some cases, when a patient having dementia underwent such surgery, Dr. Saini observed that some of symptoms of dementia became noticeably improved for at least 24 hours or longer after the surgery. These observations led Dr. Saini to a hypothesis that stimulation of Omentum can improve conditions related to dementia and such improvement may occur because the stimulation of Omentum induces production and/or secretion of some biological agent(s) that can improve such conditions.

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

Dr. Saini’s patent application also discloses a method for producing the Omentum tissue in a petri-dish. The growth of such material outside of the human body will permit the large-scale production of material that can be used as raw materials for treatment and/or further research.

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

Industry Overview

As noted above, according to the Alzheimer’s Association 2017 Alzheimer’s Disease Facts and Figures, an estimated 5.5 million Americans have Alzheimer's disease, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer's. By 2050, it is estimated up to 16 million will have the disease. Almost two-thirds, 3.3 million, of American seniors living with Alzheimer's are women. By 2025, it is estimated 20 states will see a 35 percent or greater growth in the number of people with Alzheimer’s. Someone in the United States develops Alzheimer’s every 66 seconds. In 2050, it is estimated someone in the United States will develop the disease every 33 seconds. The global cost of care for dementia exceeded $818 billion in 2015, or 1.09 percent of the world's gross domestic product (GDP) according to the 2015 World Alzheimer Report. These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase drastically as the affected population of dementia increases.

Marketing

We plan to launch a marketing campaign using a number of different channels. We plan to work with already established affiliates and partnerships to promote our products to healthcare providers and Alzheimer patients. We also plan to market directly to consumers through direct-to-consumer advertising that communicates the uses, benefits and risks of our products. In addition, we plan to sponsor general advertising to educate the public on Alzheimer’s disease awareness, prevention and wellness, and public health issues. However, we will need to raise additional funds by way of a public or private offering, which we currently have no commitments for.

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

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos in September 2012 to build up to three medical device prototypes to be used for testing. In April 2014, we entered into an addendum to the agreement with Sonos, which included a commitment by us to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of our stock and paid approximately $220,000, of which $65,000 has been incurred towards our monetary commitment.

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

Government Regulation

Our research, development and testing of potential products, including clinical trials, will be subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. The sanctions for failure to comply with such laws, regulations, or rules could include denial of the right to conduct business, significant fines, and criminal and civil penalties. An increase in the complexity or substantive requirements of such laws, regulations, or rules could have a material adverse effect on our business. Any change in the current regulatory requirements or related interpretations of regulatory requirement could adversely affect our operations. Moreover, as noted above, we intend to commence clinical trials in Poland and other foreign countries. We will be subject to regulations by each respective country’s governmental authority.

Intellectual Property

Currently, our only intellectual property is the patent we are licensing from Dr. Saini. Other than that, our trade secrets and proprietary know-how, we do not have any other intellectual property. As noted above, we entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement we have paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 825,000 shares of our common stock. We have recognized costs associated with the patent rights for $250,000 in accounts payable at June 30, 2017 for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement.

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

Our financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

We may become involved in lawsuits to protect or enforce our patent rights that would be expensive and time consuming.

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

Risks Related to Ownership of Our Common Stock

Our Articles of Incorporation authorize our board of directors to create and issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our articles of incorporation provide that our board of directors will be authorized to create and issue from time to time, without further stockholder approval, up to 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

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

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on OTC Markets under the symbol “CBBT” There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Our common stock is quoted on the OTCQB-tier of OTC Markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on OTCQB-tier of OTC Markets. OTC Markets is a significantly more limited market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of our shares on OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future.

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

The forward-looking statements contained in this Annual Report may prove incorrect.

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

Item 3. Legal Proceedings

On July 21, 2016, we were sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller, with Mr. Clemons named as an individual defendant. According to the Complaint, the Plaintiff alleges: (i) she was hired by us to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to our Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, we made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, we agreed to pay Ms. Miller no more than $120,000 in total and no less than $100,000 in total, the terms of such alternative payment options are as follows:

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

We have recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2017. For the year ended June 30, 2017, we paid Ms. Miller thirty-five thousand dollars ($35,000) as agreed in the settlement agreement.

Item 4. Mine Safety Disclosures

There is no information required to be disclosed by us under this Item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTBQB-tier of OTC Markets under the symbol “CBBT.” We were initially quoted on September 19, 2011. For the fiscal year ended June 30, 2017, there were 7,880,347 shares outstanding. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Fiscal Year ended June 30, 2017
	High	Low
First Quarter	$1.09	$0.75
Second Quarter	$0.83	$0.56
Third Quarter	$0.80	$0.22
Fourth Quarter	$0.55	$0.21

	Fiscal Year ended June 30, 2016
	High	Low
First Quarter	$1.00	$0.23
Second Quarter	$0.54	$0.18
Third Quarter	$0.65	$0.22
Fourth Quarter	$1.75	$0.23

(b) Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on June 30, 2017 was 116. Many of the shares of our common stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

Recent Sales of Unregistered Securities

For the three-month period ended June 30, 2017, we issued 110,000 shares of common stock to individuals as payment for consulting services and financing fee per contracts dated between April and June 2017. The aggregate Fair Market Value of these shares was approximately $55,000 as the fair market value of the stock was between $0.48 and $0.52 per share. We used recent public market sale of stock to determine the fair market value of these transactions. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the three-month period ended June 30, 2017, we issued 10,000 shares of our common stock to an individual for conversion of notes payable. The aggregate value of these shares was approximately $2,000 as the conversion price was $0.20 per share. This issuance was completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

For the three-month period ended June 30, 2017, we entered into various stock purchase agreements with third parties between April and June of 2016, under which we recognized 40,000 shares and issued 10,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $55,000. The stock purchase agreements include piggyback registration rights. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

Item 6. Selected Financial Data

Because we are a smaller reporting company, Item 6 is not applicable.

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

Results of Operations

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

Revenue

For the fiscal years ended June 30, 2017 and June 30, 2016, we did not generate any revenues.

Operating expenses

Operating expenses increased by approximately $173,000, or 9.3%, to approximately $2,000,000 in the fiscal year ended June 30, 2017 from approximately $1,860,000 in the fiscal year ended June 30, 2016 primarily due to the following: increase in research and development cost; increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options due to the inclusion of additional consultants; increase in employee expense due to the recognition of salary expense; and increase in professional fees due to the increase in legal costs associated with Miller settlement agreement; offset by decrease in marketing expense; decrease in patent royalty expense; decrease in impairment of an asset; decrease in compensation expense; decrease in investor relations and decrease in travel and entertainment costs due to reduced travel requirements.

Operating expenses for the fiscal year ended June 30, 2017 were approximately comprised of marketing costs of $10,000, research and development costs of $241,000, patent royalty expense of $100,000, consulting services costs primarily paid through the issuance of our common stock of $915,000, compensation expense of $341,000, employee expense of $190,000, professional fees of $163,000, investor relations expense of $10,000, travel and entertainment costs of $50,000, and other operating expenses of $14,000.

Operating expenses for the fiscal year ended June 30, 2016 were approximately comprised of marketing costs of $71,000, research and development costs of $178,000, patent royalty expense of $150,000, impairment on intangible asset of $84,000, consulting services costs primarily paid through the issuance of our common stock of $860,000, compensation expense of $350,000, professional fees of $70,000, investor relations expense of $33,000, travel and entertainment costs of $52,000, and other operating expenses of $15,000.

Other income (expenses)

Other expense increased by approximately $13,400,000, or 2,382.15%, to approximately $13,980,000 in the fiscal year ended June 30, 2017 from approximately $563,000 in the fiscal year ended June 30, 2016 primarily due to the increase in accretion of recorded debt discounts related to notes payable, increase in loan interest expense and the recognition of loss from extinguishment of debt. Other expenses were approximately comprised of accretion of recorded debt discounts related to notes payable of $43,000, loan interest expense of $157,000 and recognition of loss from extinguishment of debt of $13,800,000.

In connection with the loss from extinguishment of debt, we determined an embedded conversion feature associated with convertible promissory notes payable meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory notes payable are considered an extinguishment that would require the recognition of a gain or loss. We recognized a loss from extinguishment of debt of approximately $13.8 million for the fiscal year ended June 30, 2017 compared to $375,000 for the fiscal year ended June 30, 2016.

Net loss before income taxes

Net loss before income taxes for the fiscal year ended June 30, 2017 totaled approximately $16,000,000 primarily due to the following: increase in research and development cost; increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options; increase in employee expense; and increase in professional fees; increase in loss from extinguishment of debt; offset by decrease in marketing expense; decrease in patent royalty expense; decrease in impairment of an asset; decrease in compensation expense; decrease in investor relations and decrease in travel and entertainment costs compared to $2,400,000 for the fiscal year ended June 30, 2016 primarily due to the following: decrease in research and development cost; decrease in marketing expense; decrease in professional fees; travel and entertainment expenses decreased due to less travel being required during the year; offset by an increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have added new consultants and a scientific advisory board member; an increase in investor relations expense; and the recognition of patent royalty expense.

Assets and Liabilities

Assets were approximately $237,000 as of June 30, 2017. Assets approximately consisted of cash of $11,000 and prepaid expense of $226,000. Liabilities were approximately $4,490,000 as of June 30, 2017. Liabilities approximately consisted of accounts payable of $985,000, related party payables of $377,000, short term notes payable of $289,000, current portion of convertible notes of $63,000 and convertible notes to stockholders, net of debt discount, of $2,777,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $4,250,000 as of June 30, 2017. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $27,500,000 at June 30, 2017, offset by shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,490,000, net of issuance costs, beneficial conversion feature associated with convertible note of $15,300,000, shares issued in conversion of liabilities of $758,000, shares associated with warrants, options and issuances for services of $5,720,000 and shares issued for patent rights totaling $6,600.

Non-GAAP Financial Measures

For the non-GAAP Adjusted EBITDA (Earnings (loss) Before Interest, Taxes, Depreciation and Amortization) per share-basic and diluted measures presented, we have provided (1) the most directly comparable GAAP measure; (2) a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure; (3) an explanation of why our management believes this non-GAAP measure provides useful information to investors; and (4) additional purposes for which we use this non-GAAP measure.

We believe that the disclosure of Adjusted EBITDA per share-basic and diluted provides investors with a better comparison of our period-to-period operating results. We exclude the effects of certain items from net loss per share-basic and diluted when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more balanced view of the underlying dynamics of our business. Adjusted EBITDA per share-diluted excludes the impacts of interest expense, tax expense, depreciation and amortization, loss on extinguishment of debt, impairment of intangible asset, and share-based compensation. Weighted average number of common shares outstanding - basic and diluted (adjusted) excludes the impact of shares issued in connection with share-based compensation.

Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Report. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period-to-period on a basis that may not be otherwise apparent on a non-GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Consolidated Financial Statements.

	Year ended June 30,
	2017	2016
Net loss	$(16,012,615)	$(2,423,661)
Adjustments:
Stock based compensation	341,342	347,800
Amortization of stock based prepaid consulting compensation	778,190	271,353
Impairment on intangible asset	-	83,900
Accretion of debt discount	43,481	27,045
Interest expense	156,911	133,613
Loss on extinguishment of debt	13,778,649	374,400
Total adjustments	15,098,573	1,238,111
Adjusted EBITDA	$(914,042)	$(1,185,550)

Per share – basic and diluted:
Net loss	$(2.13)	$(0.41)
Adjusted EBITDA	(0.13)	(0.22)

Weighted-average shares outstanding:
Net loss	7,514,226	5,909,427
Adjusted EBITDA	7,222,966	5,510,843

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of approximately $9,000 in the fiscal year ended June 30, 2017 resulting from cash provided by financing activities of approximately $656,000, offset partially by cash used in operating activities of approximately $665,000.

The following is a summary of our cash flows provided by (used in) operating, and financing activities during the periods indicated:

	Fiscal Year Ended June 30,
	2017	2016

Cash at beginning of period	$20,245	$486
Net cash used in operating activities	(664,900)	(564,953)
Net cash provided by financing activities	656,000	584,712
Cash at end of period	$11,345	$20,245

Cash Flows from Operating Activities – For the fiscal year ended June 30, 2017, net cash used in operations was approximately $665,000 compared to net cash used in operations of approximately $565,000 for the fiscal year ended June 30, 2016. Net cash used in operations was primarily due to a net loss of approximately $16,000,000 for the year ended June 30, 2017, amortization of prepaid consulting compensation of approximately $778,000, accretion of debt discount of approximately $43,000, loss from extinguishment of debt of approximately $13,780,000, stock based compensation of approximately $341,000, and the changes in operating assets and liabilities of approximately $406,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the fiscal year ended June 30, 2017 was approximately $656,000, compared to net cash provided of approximately $585,000 in the same period in 2016. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock, proceeds from exercise of warrants and proceeds from related party notes.

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

Going Concern

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended June 30, 2017. We had an accumulated deficit of approximately $27,500,000 and $11,500,000 at June 30, 2017 and 2016, respectively, had a net loss of approximately $16,000,000 and $2,500,000 for the fiscal years ended June 30, 2017 and 2016, respectively, and net cash used in operating activities of approximately $665,000 and $570,000 for the fiscal years ended June 30, 2017 and 2016, respectively, with no revenue earned since inception, and limited cash of $11,000 and $20,000 at June 30 2017 and 2016, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

While we are commencing operations, and attempting to generate revenues, our cash position will not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate revenues, and successfully borrow money or sell our securities for cash.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Based on that assessment, management believes that, as of June 30, 2017, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Eric Clemons	46	President and a Director
Wesley Tate	54	Chief Financial Officer, Secretary and a Director

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

During the most recent fiscal year, to the best of our knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Eric Clemons	0	0	0
Wesley Tate	0	0	0

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

Involvement in Legal Proceedings

On July 21, 2016, we were sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller, with Mr. Clemons named as an individual defendant. According to the Complaint, the Plaintiff alleges: (i) she was hired by us to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to our Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, we made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, we agreed to pay Ms. Miller no more than $120,000 in total and no less than $100,000 in total, the terms of such alternative payment options are as follows:

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

We have recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2017. For the year ended June 30, 2017, we paid Ms. Miller thirty-five thousand dollars ($35,000) as agreed in the settlement agreement.

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

Item 11. Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Eric Clemons, our President, and Wesley Tate, our Chief Financial Officer and Secretary, for all services rendered in all capacities to us in fiscal years ended June 30, 2017, 2016 and 2015.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the fiscal years ended June 30, 2017, 2016 and 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Eric Clemons	2017	$129,000	$-	$27,500	$156,500
President	2016	$97,787	$-	$33,500	$131,287
	2015	$129,492	$-	$45,500	$174,992

Wesley Tate	2017	$125,222	$-	$-	$125,222
CFO and Secretary	2016	$83,750	$-	$-	$83,750
	2015	$76,250	$-	$3,750	$80,000

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended June 30, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eric Clemons	100,000	-0-	-0-	5.00	2023	-0-	-0-	-0-	-0-

Wesley Tate	50,000	-0-	-0-	5.00	2023	-0-	-0-	-0-	-0-

Eric Clemons	60,000	40,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Wesley Tate	30,000	20,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Eric Clemons	21,000	84,000	-0-	0.75	2026	-0-	-0-	-0-	-0-

Wesley Tate	21,000	84,000	-0-	0.75	2026	-0-	-0-	-0-	-0-

Employment Agreements

Eric Clemons

On June 15, 2013, we entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Bonus of $40,000 upon the delivery to us of a prototype medical device from Sonos Models Inc., which has been paid in full.

•	Cash bonus should he be responsible for us consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

•	Option to acquire up to 100,000 shares of our common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 100,000 options to purchase our common stock have vested. We recognized selling, general and administrative expense of approximately $164,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The selling, general and administrative expense has been fully amortized.

On October 1, 2014, we entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until June 15, 2017. The Company is currently in the process of negotiating a new employee agreement.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of our common stock under our 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 80,000 options to purchase our common stock have vested. We recognized selling, general and administrative expense of approximately $22,000 and $41,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $26,000.

On March 1, 2015, we entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of our Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to us by Mr. Clemons. For the fiscal years ended June 30, 2017 and 2016, a cash placement bonus was earned of approximately $27,500 and $33,500, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

On September 29, 2016, we issued Mr. Clemons an option to acquire up to 105,000 shares of our common stock under our 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2017, 21,000 options to purchase our common stock have vested. We recognized selling, general and administrative expense of approximately $31,000 and $0 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $47,000.

Wesley Tate

On June 15, 2013, we entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000).

•	Bonus of $20,000 upon the delivery to us of a prototype medical device form Sonos Models, Inc., which has been paid in full.

•	Option to acquire up to 50,000 shares of our common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 50,000 options to purchase our common stock have vested. We recognized selling, general and administrative expense of approximately $82,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The selling, general and administrative expense has been fully amortized.

On April 1, 2014, we entered into an addendum to this agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum included 25,000 of our common restricted shares representing a retention bonus as an incentive for him to remain in the employment of us for 12 months. We recognized a prepaid expense of approximately $37,500, which has been fully amortized to selling, general and administrative.

On October 1, 2014, we entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. We entered into a new contract on October 1, 2015.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 40,000 options to purchase our common stock have vested. We recognized selling, general and administrative expense of approximately $11,000 and $20,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $13,000.

On October 1, 2015, we entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Stock grant of 150,000 of our common restricted shares for services provided to us. We recognized selling, general and administrative expense of approximately $40,000 for the year ended June 2016.

On September 29, 2016, we issued Mr. Tate an option to acquire up to 105,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2017, 21,000 options to purchase our common stock have vested. We recognized selling, general and administrative expense of approximately $31,000 and $0 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $47,000.

Compensation of Directors

Our directors received the following compensation during the year ended June 30, 2017.

Name	Stock Awards ($)	Option Awards ($)	Total ($)

Eric Clemons	$-	$-	$-
Wesley Tate	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of June 30, 2017 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Eric Clemons (3) (5)	1,238,122		15.36%

Wesley Tate (3) (6)	723,203		9.06%

Dr. Surinder Singh Saini, MD	825,000		10.47%

Brad Vroom	813,529	(4)	9.90%

Jerrold Hinton	833,180	(7)	9.90%

All Officers and Directors as a Group (2 Persons)	1,961,325		24.42%

_______

(1)	Based on 7,880,347 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Cerebain Operating, Inc., 600 Anton Blvd., Suite 1100, Costa Mesa, CA 92626.

(3)	Indicates an officer and/or director of the Company.

(4)	Includes 338,592 shares of our common stock that Mr. Vroom could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Vroom to own more than 9.9% of our common stock.

(5)	Includes options to purchase 100,000 shares of common stock, at an exercise price of $5.00 per share, 60,000 shares of common stock, at an exercise price of $1.20 per share and 21,000 shares of common stock, at an exercise price of $0.75 per share.

(6)	Includes options to purchase 50,000 shares of common stock, at an exercise price of $5.00 per share, 30,000 shares of common stock, at an exercise price of $1.20 per share and 21,000 shares of common stock, at an exercise price of $0.75 per share.

(7)	Includes 538,680 shares of our common stock that Mr. Hinton could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Hinton to own more than 9.9% of our common stock.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 29, 2016, we issued Eric Clemons and Wesley Tate options to acquire up to a total of 210,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair value of these options totaled approximately $156,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2017, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $63,000 and $0 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $93,000.

Item 14. Principal Accounting Fees and Services

Audit-Related Fees

The aggregate billed and to be billed fees in 2016 by Hall and Company for the review of the Company’s consolidated financial statements included in our quarterly reports on Form 10-Q for March 31, 2017, December 31, 2016 and September 30, 2016 were $13,500.

The aggregate billed and to be billed fees by Hall and Company for the audit of our consolidated financial statements in 2017 were $12,000.

Tax Fees

We did not incur any fees for tax services for fiscal year ended 2017.

All Other Fees

None

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The Exhibits listed below are filed as part of this Annual Report.

Item No.	Description

3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (15)	Employment Agreement with Wesley Tate dated October 1, 2015

10.31 (16)	$2,285,000 Amended and Consolidated Promissory Note dated August 1, 2016

10.32 (17)	$2,410,000 Amended and Consolidated Promissory Note dated November 22, 2016

10.33 (18)	$2,460,000 Amended and Consolidated Promissory Note date January 24, 2017

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2017 furnished in XBRL).
101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2017 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	filed herewith

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.
(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.
(12)	Incorporated by reference from our Form 8-K filed with the Commission on May 11, 2014.
(13)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.
(14)	Incorporated by reference from our Form 10K filed with the Commission on August 11, 2014.
(15)	Incorporated by reference from our Form 10Q filed with the Commission on November 16, 2015.
(16)	Incorporated by reference from our Form 10Q filed with the Commission on November 14, 2016.
(17)	Incorporated by reference from our Form 10Q filed with the Commission on February 10, 2017.
(18)	Incorporated by reference from our Form 10Q filed with the Commission on May 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cerebain Biotech Corp. a Nevada corporation

Dated: September 15, 2017	By:	/s/ Eric Clemons
Eric Clemons
President

CEREBAIN BIOTECH CORP. AND SUBSIDIARIES

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cerebain Biotech Corp.:

We have audited the accompanying consolidated balance sheets of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerebain Biotech Corp. (formerly Discount Dental Materials, Inc.) as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HALL & COMPANY

Irvine, California

September 15, 2017

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$11,345	$20,245
Prepaid expenses	225,517	475,699
Total current assets	236,862	495,944

Total assets	$236,862	$495,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$926,131	$685,045
Related party payables	260,608	230,685
Accrued payroll	115,810	-
Payroll taxes payable	59,234	-
Convertible notes to stockholders, current portion	100,000	62,500
Related party notes payable	289,000	114,000
Total current liabilities	1,750,783	1,092,230

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $12,053 and $9,534, respectively	2,739,059	2,448,478
Total long-term liabilities	2,739,059	2,448,478

Total liabilities	4,489,842	3,540,708

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 7,880,347 and 7,116,347 shares issued and outstanding at June 30, 2017 and 2016, respectively)	7,880	7,116
Additional paid-in capital	23,269,861	8,466,226
Accumulated deficit	(27,530,721)	(11,518,106)
Total stockholders’ deficit	(4,252,980)	(3,044,764)

Total liabilities and stockholders’ deficit	$236,862	$495,944

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended June 30,
	2017	2016

Operating Expenses
Selling, general and administrative expenses	$1,682,805	$1,461,745
Research and development costs	240,923	177,518
Patent Royalty Expense	100,000	150,000
Marketing expenses	9,846	71,215
Total operating expenses	2,033,574	1,860,478
Net operating loss
Other expense
Accretion of debt discount	43,481	27,045
Loss on extinguishment of debt	13,778,649	374,400
Financing costs	-	28,125
Interest expense	156,911	133,613
Total other expense	13,979,041	563,183
Operating loss	(16,012,615)	(2,423,661)

Loss before income taxes	(16,012,615)	(2,423,661)
Income taxes	-	-
Net loss	$(16,012,615)	$(2,423,661)

Loss per share:
Basic and diluted loss per share	$(2.13)	$(0.41)
Basic and diluted weighted average shares outstanding	7,514,226	5,909,427

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock # of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2015	4,835,347	$4,835	$6,712,747	$(9,094,445)	$(2,376,863)
Proceeds from issuance of common stock, net of offering costs	84,000	84	86,916		87,000
Proceeds from exercise of warrants	60,000	60	29,940		30,000
Shares issued for services	702,000	702	505,748		506,450
Shares issued with convertible note payable	125,000	125	38,625		38,750
Shares issued for conversion of related parties payable	800,000	800	244,200		245,000
Shares issued for conversion of accounts payable	300,000	300	99,700		100,000
Shares issued for conversion of convertible notes payable	60,000	60	11,940		12,000
Stock based compensation	150,000	150	347,650		347,800
Options issued for services			83,500		83,500
Debt discount associated with convertible notes payable – beneficial conversion feature			177,110		177,110
Debt discount associated with convertible notes payable – warrant feature			128,150		128,150
Net loss for the year				(2,423,661)	(2,423,661)
Balance, June 30, 2016	7,116,347	$7,116	$8,466,226	$(11,518,106)	$(3,044,764)
Proceeds from issuance of common stock, net of offering costs	80,000	80	99,920		100,000
Proceeds from exercise of warrants	72,000	72	35,928		36,000
Shares issued for services	540,000	540	342,660		343,200
Shares issued with convertible note payable	72,000	72	14,328		14,400
Stock based compensation			341,342		341,342
Warrants issued for services			170,808		170,808
Debt discount associated with convertible notes payable – beneficial conversion feature			4,000		4,000
Debt discount associated with convertible notes payable – warrant feature			16,000		16,000
Loss from extinguishment associated with debt discounts and finance costs			13,778,649		13,778,649
Net loss for the year				(16,012,615)	(16,012,615)
Balance, June 30, 2017	7,880,347	$7,880	$23,269,861	$(27,530,721)	$(4,252,980)

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,012,615)	$(2,423,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	43,481	27,045
Loss from extinguishment of debt	13,778,649	374,400
Stock based compensation	341,342	347,800
Amortization of stock based prepaid consulting compensation	778,190	271,353
Amortization of deferred financing costs	-	28,125
Recognition of impairment on intangible asset	-	83,900
Correction of an error	-	100,000
Changes in operating assets and liabilities:
Prepaid Expenses	(40,000)	-
Accounts payable	241,085	680,859
Related party payables	29,924	(54,774)
Accrued payroll and taxes	175,044	-
Net cash used in operating activities	(664,900)	(564,953)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	87,000
Proceeds from exercise of warrants	36,000	30,000
Proceeds from related party notes	175,000	2,000
Repayment of related party notes		(1,000)
Proceeds from convertible notes	345,000	474,712
Repayment of notes payable to stockholders		(8,000)
Net cash flows provided by financing activities:	656,000	584,712

Net change in cash and cash equivalents	(8,900)	19,759
Cash and cash equivalents- beginning of period	20,245	486
Cash and cash equivalents- end of period	$11,345	$20,245

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable – beneficial conversion feature	$4,000	$177,110
Debt discount associated with convertible notes payable – warrant feature	$16,000	$128,150
Stock issued for prepaid services	$317,200	$506,450
Stock issued with convertible notes payable	$-	$38,750
Options issued for prepaid services	$-	$83,500
Warrants issued for prepaid services	$170,808	$-
Stock issued for satisfaction of accounts payable	$-	$100,000
Stock issued for satisfaction of related party payables	$-	$245,000
Conversion of convertible notes payable and interest to stock	$14,400	$12,000
Reclassification of accrued interest to convertible note payable	$-	$295,300
Reclassification of debt from stockholders to convertible debt	$	$10,000
Debt discount associated with related party notes payable – stock issued	$26,000	$-

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $27,500,000 and $11,500,000 at June 30, 2017 and 2016, respectively, had a net loss of approximately $16,000,000 and $2,500,000 for the fiscal years ended June 30, 2017 and 2016, respectively, and net cash used in operating activities of approximately $665,000 and $570,000 for the fiscal years ended June 30, 2017 and 2016, respectively, with no revenue earned since inception, limited cash of $11,000 and $20,000 at June 30, 2017 and 2016, respectively, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense charged to operations was approximately $10,000 and $71,000 for the years ended June 30, 2017 and 2016, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations for the years ended June 30, 2017 and 2016 were approximately $241,000 and $178,000, respectively, (See Note 4).

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheets. The Company determines the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the volatility of the stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the convertible debt derivative using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statements of operations. The debt discount is amortized through interest expense over the life of the debt.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and 2016, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Clemons

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Bonus of $40,000 upon the delivery to the Company of a prototype medical device from Sonos Models Inc., which has been paid in full.

•	Cash bonus should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

•	Option to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 100,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $164,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The selling, general and administrative expense has been fully amortized.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until June 15, 2017.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $22,000 and $41,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $26,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the fiscal years ended June 30, 2017 and 2016, a cash placement bonus was earned of approximately $27,500 and $33,500, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $31,000 and $0 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $47,000.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000).

•	Bonus of $20,000 upon the delivery to the Company of a prototype medical device form Sonos Models, Inc., which has been paid in full.

•	Option to acquire up to 50,000 shares of the Company’s common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 50,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $82,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The selling, general and administrative expense has been fully amortized.

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

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company entered into a new contract on October 1, 2015.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2017, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $11,000 and $20,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $13,000.

On October 1, 2015, the Company entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Stock grant of 150,000 of the Company’s common restricted shares for services provided to the Company. The Company recognized selling, general and administrative expense of approximately $40,000 for the year ended June 2016.

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $31,000 and $0 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $47,000.

Commitments

In September 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of the Company’s stock and the Company has paid approximately $220,000, of which $65,000 has been incurred towards the Company’s monetary commitment.

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

Consulting Agreements

Between December 2013 and June 2017, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,760,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of June 30, 2017, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,650,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the years ended June 30, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $593,000 and $210,000, respectively. The unamortized prepaid expenses of these contracts are approximately $94,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2017 compared to $400,000 for the fiscal year ended June 20, 2016.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was issuance of 75,000 shares of the Company’s stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of our common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the years ended June 30, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $28,000 and $7,000, respectively. The unamortized prepaid expense of this contract is approximately $49,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2017.

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was issuance of 300,000 shares of the Company’s stock (See Note 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the years ended June 30, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $128,000 and $0, respectively. The unamortized prepaid expense of this contract is approximately $43,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2017.

As of June 30, 2017, future maturities of prepaid consulting expenses on value of shares issued are as follows:

Fiscal year ended June 30,

2018	160,282
2019	25,235
Total	$185,517

Legal

On July 21, 2016, the Company was sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller, with Mr. Clemons named as an individual defendant. According to the Complaint, the Plaintiff alleges: (i) she was hired by the Company to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to the Company’s Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claims causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and seeks damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, the Company made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, the Company agreed to pay Ms. Miller no more than $120,000 in total and no less than $100,000 in total, the terms of such alternative payment options are as follows:

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

The Company has recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2017. For the fiscal year ended June 30, 2017, the Company paid Ms. Miller thirty-five thousand dollars ($35,000) as agreed in the settlement agreement.

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

Legal fees, pertaining to the patent, are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $7,500 and $2,500 for the fiscal years ended June 30, 2017 and 2016, respectively.

The Company recognized a patent royalty expense of approximately $100,000 for the fiscal year ended June 30, 2017 compared to $150,000 for the fiscal year ended June 30, 2016. The accrued payable of $250,000 pertaining to the patent royalty expense at June 30, 2017 is included in related party payables.

NOTE 6 – NOTES PAYABLE TO STOCKHOLDERS

Related Party Notes Payable

	Short Term Notes Payable
	June 30, 2017	June 30, 2016
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	175,000	-
Net total	$289,000	$114,000

Related Party Notes Payable

(A)	In 2012, the Company issued a note payable to a related party. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of June 30, 2017, the outstanding principal balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(B)	In 2017, the Company issued notes payable to a related party. The notes were scheduled to mature on June 30, 2017 and accrued no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock (See Note 7). In connection with the issuance of the 50,000 shares of stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost. The expense has been fully amortized at June 30, 2017. The Company used a recent sale of stock to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000. On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable. The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000. The amended and consolidated promissory note is scheduled to mature on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock (See Note 12).

Convertible Notes to Stockholders

	Convertible Notes Payable
	June 30, 2017	June 30, 2016
Convertible notes payable (A)	$131,000	$125,400
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,460,112	2,135,112
Subtotal	2,851,112	2,520,512
Debt discount	(12,053)	(9,534)
Net total	$2,839,059	$2,510,978

Convertible Notes Payable (A)

Between September 2013 and June 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $26,000, netting a balance of approximately $131,000. Under the terms of these notes, maturity dates range from June 2015 and November 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of our common stock at rates that range from $0.20 to $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the fiscal year ended June 30, 2017, the Company is in default approximately $62,500 on various notes. As a result, these notes are included in the current portion of convertible notes payable along with $37,500 in notes that will mature during fiscal year ending June 30, 2018, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that some of the notes had a beneficial conversion feature totaling approximately $38,000.

The Company recognized an accretion of debt discount expense of approximately $17,500 and $27,000 for the fiscal years ended June 30, 2017 and 2016, respectively. The accretion of debt discount expense to be recognized in future years is approximately $12,000.

During the fiscal year ended June 30, 2017, convertible notes of approximately $14,400 have been converted to 72,000 shares of the Company’s common stock. During the fiscal year ended June 30, 2017, the Company issued 72,000 shares of our common stock, pursuant to warrant agreements that were exercised, in exchange for $36,000, (See Note 8).

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

In connection with the $2,285,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $3.7 million for the fiscal year ended June 30, 2017 compared to $0 for the fiscal year ended June 30, 2016.

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

In connection with the $2,410,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $10.1 million for the fiscal year ended June 30, 2017 compared to $0 for the fiscal year ended June 30, 2016.

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

The Company recognized interest expense on all notes payable to stockholders of approximately $157,000 and $134,000 for the fiscal years ended June 30, 2017 and 2016, respectively. Accrued interest on all notes payable to stockholders at June 30, 2017 and 2016 totaled approximately $260,000 and $103,000, respectively, and is included in accounts payables.

As of June 30, 2017, future maturities of convertible notes payable are as follows:

Fiscal years ending June 30,

2018	389,000
2019	2,735,112
2020	16,000
Total outstanding notes	3,140,112
Debt Discount	(12,053)
Net Convertible Notes Payable	$3,128,059

NOTE 7 – STOCK TRANSACTIONS

For the fiscal year ended June 30, 2017, the Company entered into various stock purchase agreements with third parties between July 2016 and June of 2017, under which the Company issued 152,000 shares of its common stock, in exchange for $136,000. The aggregate value of these shares was $136,000 as the price was between $0.50 and $1.25 per share. The stock purchase agreements include piggyback registration rights. In connection with one of the stock purchase agreements, the Company will also issue 80,000 warrants at $2.50 per share. The warrant agreement will be issued after the full amount of the investment is determined after December 31, 2017.

For the fiscal year ended June 30, 2017, the Company issued 72,000 shares of its common stock to an individual for conversion of notes payable. The aggregate value of these shares was approximately $14,400 as the conversion price was $0.20 per share.

For the fiscal year ended June 30, 2017, the Company issued 540,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for consulting services and financing fee per agreements dated between April 2016 and June 2017 (See Note 4). The aggregate Fair Market Value of these shares was approximately $343,000 as the fair market value of the stock was between $0.48 and $0.75 per share. The Company used recent sales of stock to determine the fair market value of these transactions.

On May 15, 2017, the Company issued a Private Placement Memorandum (“PPM”). The PPM authorizes the sale of up to 400 units, with each Unit consisting of one $10,000 Principal Amount Convertible Debenture and a Warrant to purchase one share of our common stock, at a price of $1.25 per Unit. Each Unit includes a non-cashless Warrant to purchase one 25,000 shares of the Company’s common stock, $.001 par value, at the exercise price of $0.80 per share. The Debentures will be convertible at Forty Cents ($0.40) per share. The Offering was to terminate on June 30, 2017, unless extended one or more times by us to a date not later than July 31, 2017. On August 18, 2017, by unanimous written consent of our directors, we extended the offering through December 31, 2017. As of June 30, 2017, the Company has received no subscriptions.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the year ended June 30, 2017, the Company had 910,000 options outstanding at an average exercise price of $1.45, with 682,000 options exercisable and an expected compensation to be recognized of approximately $181,000. For the years ended June 30, 2017 and 2016, the Company recognized an expense of approximately $341,000 and $348,000, respectively.

On September 29, 2016, the Company issued Eric Clemons and Wesley Tate options to acquire up to a total of 210,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair value of these options totaled approximately $156,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2017, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $62,000 and $0 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $94,000.

The following represents a summary of the Options outstanding at June 30, 2017 and changes during the periods then ended:

	Options	Options Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding July 1, 2015	400,000	$2.65	10.00	$-
Granted	300,000	0.33	3.00	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding, June 30, 2016	700,000	$1.65	7.00	$-
Granted	210,000	0.75	10.00	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding, June 30, 2017	910,000	$1.45	7.69	$-
Exercisable at June 30, 2017	682,000	$1.64	6.92	$-
Expected to be vested	910,000	$1.45	7.69	$-
Compensation to be recognized	$181,000
Forfeiture Rate	-	-

Warrants

For the year ended June 30, 2017, the Company had approximately 1,700,000 warrants outstanding at an average exercise price of $0.50. The Company recognized the issuance of approximately 400,000 warrants, offset by the exercise of 72,000 warrants and the expiration of 115,000 warrants which is included in the approximate 1,700,000 warrants outstanding for the fiscal year ended June 30, 2017. For the fiscal years ended June 30, 2017 and 2016, the Company recognized an accretion of debt discount related to warrants expense of approximately $6,300 and $0, respectively. The approximate expense expected to be recognized in future years is $10,000.

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

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was the issuance of 300,000 shares of the Company’s common stock (See note 4 and 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair value of these warrants totaled approximately $172,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the fiscal years ended June 30, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $128,000 and $0, respectively. The unamortized prepaid expense of this contract is approximately $43,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2017.

The following represents a summary of the Warrants outstanding at June 30, 2017 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2015	35,000	$2.14
Granted	1,507,000	0.56
Exercised	(60,000)	0.50
Expired/Forfeited	(5,000)	2.00
Outstanding, June 30, 2016	1,477,000	$0.59
Granted	400,000	0.43
Exercised	(72,000)	0.50
Expired/Forfeited	(115,000)	1.51
Outstanding, June 30, 2017	1,690,000	0.50
Exercisable at June 30, 2017	1,690,000	$0.50

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 29, 2016, the Company issued Eric Clemons and Wesley Tate options to acquire up to a total of 210,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair value of these options totaled approximately $156,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2017, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $62,000 and $0 for the fiscal years ended June 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $94,000.

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

The total number of potential additional dilutive options and warrants outstanding was 2.6 million and 2.2 million for the fiscal years ended June 30, 2017 and 2016, respectively. In addition, the convertible promissory notes convert at an exercise price of between $0.20 and $5.00 per share of common stock representing approximately 18 million shares. The options, warrants and shares underlying the convertible promissory notes were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended June 30,
	2017	2016

Net loss attributable to the common stockholders	$(16,012,615)	$(2,423,661)

Basic weighted average outstanding shares of common stock	7,514,226	5,909,427
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	7,514,226	5,909,427

Earnings (loss) per share:
Basic and diluted	$(2.13)	$(0.41)

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2017 and 2016, assumes a 34% effective tax rate for federal income taxes and 1.5% state income taxes liability:

	June 30, 2017	June 30, 2016

Current tax provision:
Federal
Taxable income - federal	$34.0%	$34.0%

State
Taxable income - state	$1.5%	$1.5%
Total current tax provision	$35.5%	$35.5%

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

The Company had deferred income tax assets as of June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016

Loss carryforwards	$27,500,000	$11,500,000
Less – valuation allowance	(27,500,000)	(11,500,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended June 30, 2017 and 2016, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At June 30, 2017, the Company had approximately $27,500,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2010 thru 2017 are open for examination.

NOTE 12 – SUBSEQUENT EVENTS

On July 24, 2017, the Company entered into a stock purchase agreement with a third party, under which the Company issued 40,000 shares of its common stock, in exchange for $50,000. The aggregate value of these shares was $50,000 as the price was $1.25 per share. The stock purchase agreements include piggyback registration rights. The Company will also issue 40,000 warrants at $2.50 per share. The warrant agreement will be issued after the full amount of the investment is determined after December 31, 2017.

On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable to a related party. The amended and consolidated note payable is a consolidation of the $175,000 notes payable (See Note 6) and an additional $75,000. The amended and consolidated promissory note is scheduled to mature on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock.

