Form 10-Q
period 2017-09-30
CEREBAIN BIOTECH CORP.
filed 2017-11-09
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

_________________________________
(Former address, if changed since last report)

___________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 9, 2017
Common Stock, $0.001 par value	8,319,347

CEREBAIN BIOTECH CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three-month periods ended September 30, 2017 and 2016 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,110	$11,345
Prepaid expenses	138,084	225,517
Total current assets	139,194	236,862

Total assets	$139,194	$236,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$956,970	$926,131
Related party payables	275,040	260,608
Accrued payroll	137,565	115,810
Payroll taxes payable	88,431	59,234
Convertible notes to stockholders, current portion	92,500	100,000
Related party notes payable	364,000	289,000
Total current liabilities	1,914,506	1,750,783

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $10,385 and $12,053, respectively	2,748,227	2,739,059
Total long term liabilities	2,748,227	2,739,059

Total liabilities	4,662,733	4,489,842

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 8,319,347 and 7,880,347 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively)	8,319	7,880
Additional paid in capital	23,430,346	23,269,861
Accumulated deficit	(27,962,204)	(27,530,721)
Total stockholders’ deficit	(4,523,539)	(4,252,980)

Total liabilities and stockholders’ deficit	$139,194	$236,862

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2017	2016

Operating Expenses
Selling, general and administrative expenses	$288,918	$390,095
Research and development costs	42,314	69,896
Patent Royalty Expense	25,000	25,000
Marketing expenses	3,148	3,120
Total operating expenses	359,380	488,111
Other (income) expense
Accretion of debt discount	1,668	8,168
Loss from extinguishment of debt	30,000	3,656,179
Interest expense	40,435	37,509
Total other (income) expense	72,103	3,701,856
Operating loss	(431,483)	(4,189,967)

Loss before income taxes	(431,483)	(4,189,967)
Income taxes	-	-
Net loss	$(431,483)	$(4,189,967)

Loss per share:
Basic and diluted loss per share	$(0.05)	$(0.59)
Basic and diluted weighted average shares outstanding	8,003,532	7,147,869

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(431,483)	$(4,189,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	1,668	8,168
Loss from extinguishment of debt	30,000	3,656,179
Stock based compensation	15,925	108,692
Amortization of stock based prepaid consulting compensation	122,433	122,719
Changes in operating assets and liabilities:
Prepaid expenses	-	(51,852)
Accounts payable	30,838	83,596
Related party payables	14,432	63,802
Accrued payroll and taxes	50,952	-
Net cash used in operating activities	(165,235)	(198,663)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	20,000
Proceeds from issuance of common stock	80,000	-
Proceeds from related party notes	75,000	-
Proceeds from convertible notes	-	160,000
Net cash flows provided by financing activities:	155,000	180,000

Net change in cash and cash equivalents	(10,235)	(18,663)
Cash and cash equivalents- beginning of period	11,345	20,245
Cash and cash equivalents- end of period	$1,110	$1,582

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable – beneficial conversion feature	$-	$2,000
Debt discount associated with convertible notes payable – warrant feature	-	8,000
Stock issued for prepaid services	$35,000	$7,500
Conversion of convertible notes payable into stock	$-	$8,000

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2017 has been derived from audited statements and (b) unaudited interim condensed financial statements as of September 30, 2017 and for the three-month periods ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2017 included on Form 10-K filed with the Securities and Exchange Commission on September 15, 2017.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $27,962,000 and $27,531,000 at September 30, 2017 and June 30, 2017, respectively, and had a net loss of approximately $431,000 and $4,190,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and net cash used in operating activities of approximately $165,000 and $199,000 for the three-month periods ended September 30, 2017 and 2016, respectively, with no revenue earned since inception, limited cash of approximately $1,000 and $11,000 at September 30, 2017 and June 30, 2017, respectively, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $3,000 and $3,000 for the three-month periods ended September 30, 2017 and 2016, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $42,000 and $70,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and are included in research and development costs in the accompanying condensed consolidated statements of operations (See Note 4).

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017 and June 30, 2017, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have a significant impact on the Company’s future financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Clemons

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Bonus of $40,000 upon the delivery to the Company of a prototype medical device from Sonos Models Inc., which has been paid in full.

•	Cash bonus should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

•	Option to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of September 30, 2017, 100,000 options to purchase the Company’s common stock have vested. The selling, general and administrative expense has been fully amortized.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until December 31, 2017.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of September 30, 2017, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $5,500 and $5,500 for the three-month periods ended September 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $21,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the three-month periods ended September 30, 2017 and 2016, a cash placement bonus was earned of approximately $0 and $15,000, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of September 30, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,000 and $20,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $43,000.

To date, employee and employer payroll taxes have been accrued but have not been remitted to taxing authorities by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000).

•	Bonus of $20,000 upon the delivery to the Company of a prototype medical device form Sonos Models, Inc., which has been paid in full.

•	Option to acquire up to 50,000 shares of the Company’s common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of September 30, 2017, 50,000 options to purchase the Company’s common stock have vested. The selling, general and administrative expense has been fully amortized.

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

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company entered into a new contract on October 1, 2015.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of September 30, 2017, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $2,700 and $2,700 for the three-month periods ended September 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $10,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of September 30, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,000 and $20,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $43,000.

To date, employee and employer payroll taxes have been accrued but have not been remitted to taxing authorities by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Consulting Agreements

Between December 2013 and September 2017, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,935,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of September 30, 2017, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,670,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the three-month periods ended September 30, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $72,000 and $116,000, respectively. The unamortized prepaid expenses of these contracts are approximately $56,000 and included in prepaid expenses on the consolidated balance sheets at September 30, 2017 compared to $290,000 for the three-month period ended September 30, 2016.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was issuance of 75,000 shares of the Company’s stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of our common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500, and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the three-month periods ended September 30, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $7,000 and $7,000, respectively. The unamortized prepaid expense of this contract is approximately $42,000 and included in prepaid expenses on the consolidated balance sheets at September 30, 2017.

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was issuance of 300,000 shares of the Company’s stock (See Note 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the three-month periods ended September 30, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $43,000 and $0, respectively. The prepaid expense of this contract has been fully amortized as of September 30, 2017.

As of September 30, 2017, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ended June 30,

2018	$72,849
2019	25,235
Total	$98,084

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

The Company selected the 1st payment option. Upon all payments being made pursuant to the terms set forth in the agreement, Ms. Miller has agreed to knowingly and voluntarily release and discharge the Company of and from all claims, demands, liabilities, obligations, promises, controversies, compensation, wages, bonuses, commissions, damages, rights, actions and causes of action known and unknown, at law or in equity, which Ms. Miller has or may have against the Company as of the date of execution of the settlement agreement.

The Company has recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of September 30, 2017. For the three-month period ended September 30, 2017, the Company paid Ms. Miller forty-five thousand dollars ($45,000) as agreed in the settlement agreement. As of September 30, 2017, we owe Ms. Miller an additional $40,000 under the terms of the settlement agreement, which amount is due by December 29, 2017.

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $450 and $600 for the three-month periods ended September 30, 2017 and 2016, respectively.

The Company recognized a patent royalty expense of approximately $25,000 for the three-month period ended September 30, 2017 compared to $25,000 for the three-month period ended September 30, 2016. The accrued payable of $275,000 pertaining to the patent royalty expense at September 30, 2017 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable

	Short Term Notes Payable
	September 30, 2017	June 30, 2017
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	250,000	175,000
Net total	$364,000	$289,000

Related Party Notes Payable

(A)	In 2012, the Company issued a note payable to a related party. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of September 30, 2017, the outstanding balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(B)

In 2017, the Company issued notes payable to a related party. The notes were scheduled to mature on June 30, 2017 and accrued no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock. In connection with the issuance of the 50,000 shares of stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost. The expense has been fully amortized at June 30, 2017. The Company used a recent sale of stock to an independent third party for cash to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000. On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable. The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000. The amended and consolidated promissory note is scheduled to mature on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock (see Note 7). In connection with the issuance of the 200,000 shares of stock, the Company recorded the approximate $30,000 value of the shares issued as loss on extinguishment of debt.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Convertible Notes to Stockholders

	Convertible Notes Payable
	September 30, 2017	June 30, 2017
Convertible notes payable (A)	$131,000	$131,000
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,460,112	2,460,112
Subtotal	2,851,112	2,851,112
Debt discount	(10,385)	(12,053)
Net total	$2,840,727	$2,839,059

Convertible Notes Payable (A)

Between September 2013 and September 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $26,000, netting a balance of approximately $131,000. Under the terms of these notes, maturity dates range from June 2015 and July 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of our common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended September 30, 2017, the Company is in default approximately $62,500 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that some of the notes had a beneficial conversion feature of approximately $38,000.

The Company recognized an accretion of debt discount expense of approximately $1,700 and $8,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The accretion of debt discount expense to be recognized in future years is approximately $10,000.

Unsecured, Amended and Consolidated Convertible Note Payable (B)

December 2014 Convertible Note

In December 2014, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of $200,000. The note payable was extinguished in December 2015, accrued interest at 7.5% per annum, and convertible into shares of our common stock at a conversion rates of $1.00 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

The Company determined that the note had a beneficial conversion feature of approximately $90,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

In connection with the $2,285,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $3.7 million during the quarter ended September 30, 2016.

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

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

In connection with the $2,410,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $10.1 million for the fiscal year ended June 30, 2017.

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

The Company recognized interest expense on all notes payable to stockholders of approximately $40,000 and $38,000 for the three-month periods ended September 30, 2017 and 2016, respectively. Accrued interest on all notes payable to stockholders at September 30, 2017 and 2016 totaled approximately $300,000 and $140,000, respectively, and is included in accounts payables.

As of September 30, 2017, future maturities of all notes payable are as follows:

Fiscal year ended June 30,

2018	$456,500
2019	2,742,612
2020	16,000
Total outstanding notes	3,215,112
Debt Discount	(10,385)
Net Notes Payable	$3,204,727

NOTE 7 – STOCK TRANSACTIONS

For the three-month period ended September 30, 2017, the Company entered into various stock purchase agreements with a third party between July 2017 and September 2017, under which the Company issued 64,000 shares of its common stock, in exchange for $80,000. The aggregate value of these shares was $80,000 as the price was $1.25 per share. The stock purchase agreements include piggyback registration rights. In connection with one of the stock purchase agreements, the Company will also issue 64,000 warrants at $2.50 per share. The warrant agreement will be issued after the full amount of the investment is determined after December 31, 2017.

For the three-month period ended September 30, 2017, the Company issued 375,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for consulting services and financing fee per agreements dated between July 2017 and September 2017. The aggregate fair market value of these shares was approximately $65,000 as the fair market value of the stock was between $0.15 and $0.20 per share. The Company recognized the $35,000 as a prepaid expense and $30,000 as a loss from extinguishment of debt. The Company used recent sales of stock to determine the fair market value of these transactions.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

On May 15, 2017, the Company issued a Private Placement Memorandum (“PPM”). The PPM authorizes the sale of up to 400 units, with each Unit consisting of one $10,000 Principal Amount Convertible Debenture and a warrant to purchase one share of our common stock, at a price of $1.25 per Unit. Each Unit includes a warrant to purchase 25,000 shares of the Company’s common stock, $.001 par value, at the exercise price of $0.80 per share. The Debentures will be convertible at Forty Cents ($0.40) per share. The Offering was to terminate on June 30, 2017, unless extended one or more times by us to a date not later than July 31, 2017. On August 18, 2017, by unanimous written consent of our directors, we extended the offering through December 31, 2017. As of September 30, 2017, the Company has received no subscriptions.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the three-month period ended September 30, 2017, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45 and a weighted average contractual life of 7.69 years, with 682,000 options exercisable at a weighted average exercise price of $1.64 and a weighted average contractual life of 6.92 years. For the three-month period ended September 30, 2017 and 2016, the Company recognized an expense of approximately $16,000 and $115,000, respectively, and was recorded as compensation expense. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $158,000.

Warrants

For the three-month period ended September 30, 2017, the Company had approximately 1,700,000 warrants outstanding at an average exercise price of $0.50. For the three-month period ended September 30, 2017 and 2016, the Company recognized an accretion of debt discount related to warrants expense of approximately $1,300 and $700, respectively. The approximate expense expected to be recognized in future years is $8,500.

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 29, 2016, the Company issued Eric Clemons and Wesley Tate options to acquire up to a total of 210,000 shares of our common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair value of these options totaled approximately $156,000, and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of September 30, 2017, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $8,000 and $39,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $86,000.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

The total number of potential additional dilutive options and warrants outstanding was approximately 2.6 million and 2.4 million for the three-month periods ended September 30, 2017 and 2016, respectively. In addition, the convertible notes convert at an exercise price of between $0.20 and $5.00 per share of common stock representing approximately 18 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months ended September 30,
	2017	2016

Net loss attributable to the common stockholders	$(431,483)	$(4,189,967)

Basic weighted average outstanding shares of common stock	8,003,532	7,147,869
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	8,003,532	7,147,869

Earnings (loss) per share:
Basic and diluted	$(0.05)	$(0.59)

NOTE 11 – SUBSEQUENT EVENTS

In October 2017, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,560,000. In exchange, the Company modified the $2,460,000 convertible promissory note payable issued in January 2017 and received cash of $100,000. The amended and consolidated convertible note payable matures in October 2019, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.10 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $275,000 in accounts payable for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $450 and $600 for the three-month periods ended September 30, 2017 and 2016, respectively.

We recognized a patent royalty expense of approximately $25,000 for the three-month period ended September 30, 2017 compared to $25,000 for the three-month period ended September 30, 2016. The accrued payable of $275,000 pertaining to the patent royalty expense at September 30, 2017 is included in related party payables.

Overview of Dementia and Alzheimer’s Disease

Dementia (taken from Latin, originally meaning “madness”) is generally referred to as a serious loss and/or decline of human brain function. The areas of brain function affected by dementia include memory, attention, language, problem solving and emotion. Dementia is generally considered as a progressive and non-reversible condition. Alzheimer’s disease is the most common form of dementia. Alzheimer’s disease is an age-related, non-reversible brain disorder that develops over a period of years. Initially, people experience memory loss and confusion, which may be mistaken for the kinds of memory changes that are sometimes associated with normal aging. However, the symptoms of Alzheimer’s disease gradually lead to behavior and personality changes, a decline in cognitive abilities such as decision making and language skills, and problems recognizing family and friends. Alzheimer’s disease ultimately leads to a severe loss of mental functions. These losses are related to the worsening breakdown of the connections between certain neurons in the brain responsible for memory and learning. Neurons can’t survive when they lose their connections to other neurons. As neurons die throughout the brain, the affected regions begin to atrophy, or shrink. By the final stage of Alzheimer’s disease, damage is widespread and brain tissue has shrunk significantly.

Causes

Many scientists generally accept that one or more of the following mechanisms are responsible for dementia:

1)	accumulation of toxic materials in brain cells, which leads to death of the cells;

2)	reduction of certain biological factors (e.g. Acetylcholine or ACh) in a brain; and

3)	loss or reduction of blood flow in the brain.

Neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease, are the most common causes of dementia. Dementia can also be due to a stroke. In most circumstances, the changes in the brain that are causing dementia cannot be controlled or reversed.

Statistics

▪ Affected population worldwide

According to the Alzheimer’s Association 2017 Alzheimer’s Disease Facts and Figures, an estimated 5.5 million Americans have Alzheimer’s disease, including approximately 200,000 individuals younger than age 65 who have younger-onset Alzheimer’s. By 2050, it is estimated that up to 16 million Americans will have the disease. Almost two-thirds, 3.3 million, of American seniors living with Alzheimer’s are women. By 2025, it is estimated that 20 states will see a 35 percent or greater growth in the number of people with Alzheimer’s. Someone in the United States develops Alzheimer’s every 66 seconds. In 2050, it is predicted that someone in the United States will develop the disease every 33 seconds.

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

According to the 2015 World Alzheimer Report, the global cost of care for dementia will likely exceed $818 billion in 2015, or 1.09 percent of the world’s gross domestic product (GDP). These costs include those attributed to informal care from family member or others, direct social care from professional care givers, and direct medical bills. About 70% of these costs occur in Western Europe and North America. Such costs will continue to increase dramatically as the affected population of dementia increases.

▪ Cost to Nation

According to the Alzheimer’s Association 2017 Alzheimer’s Disease Facts and Figures, Alzheimer’s disease is the most expensive condition in the nation. In 2017, the direct costs to American society of caring for those with Alzheimer’s will total an estimated $236 billion, with just under half of the costs borne by Medicare. Nearly one in every five Medicare dollars is spent on people with Alzheimer’s and other dementias. In 2050, it is estimated it will be one in every three dollars. The average per-person Medicare spending for those with Alzheimer’s and other dementias is three times higher than for those without these conditions. The average per-person Medicaid spending for seniors with Alzheimer’s and other dementias is 19 times higher than average per-person Medicaid spending for all other seniors. Unless something is done, in 2050, Alzheimer’s will cost over $1.1 trillion (in 2016 dollars). Costs to Medicare will increase over 365 percent to $589 billion.

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

Omentum and its Use in Treating Dementia

Omentum Overview

The Omentum is a layer of tissue lying over internal organs (e.g. the intestines) like a blanket. Omentum has the ability to generate biological agents that nourish nerves and help them grow. When such agents identified from the Omentum were tested, they were shown to provoke the growth of new brain cells in areas of the brain affected by Alzheimer’s disease. The Omentum tissue can also increase the level of Acetylcholine (ACh) whose reduction is considered as a main cause of brain cell death. Some scientists believe that the ability of the Omentum to provide this important factor (ACh) may be a key to successfully treating dementia. Additionally, the Omentum has been shown to be angiogenic (i.e. to promote new blood vessel growth) in areas of the body lacking blood flow.

Use of Omentum in Treating Dementia

Historically, doctors have utilized Omentum to treat dementia using a procedure called omental transposition. This approach involves a surgical procedure in which the Omentum is surgically lengthened into the brain through the chest, neck and behind the ear. The Omentum is then laid directly on the underlying brain. According to studies conducted by a team in the University of Nevada, School of Medicine, omental transposition not only arrested Alzheimer’s disease, but also reversed it, resulting in the patient’s neurologic function being improved. Despite the promising results, this surgical procedure has not been popular because it is very invasive and therefore often causes unwanted complications to a patient, especially in the elderly. Accordingly, a less invasive procedure or a pharmaceutical approach in treatment of dementia remains a significant need.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

For the three-month periods ended September 30, 2017 and 2016, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $128,000, or 26.37%, to approximately $360,000 in the three-month period ended September 30, 2017 from approximately $488,000 in the three-month period ended September 30, 2016 primarily due to the following: decrease in research and development cost; decrease in compensation expense due to some of the expense having been fully amortized; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs ; decrease in investor relations expense; and decrease in professional fees; offset by increase in marketing expense; increase in employee expense; and increase in travel and entertainment expenses.

Operating expenses for the three-month period ended September 30, 2017 were approximately comprised of marketing costs of $3,100, research and development costs of $42,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $140,000, compensation expense of $16,000, employee expense of $95,000; professional fees of $22,500, travel and entertainment costs of $11,000, and other operating expenses of $5,400.

Operating expenses for the three-month period ended September 30, 2016 were approximately comprised of marketing costs of $3,000, research and development costs of $70,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $212,000, compensation expense of $109,000, professional fees of $50,000, investor relations expense of $4,000, travel and entertainment costs of $10,000, and other operating expenses of $5,000.

Other income (expenses)

Other expense decreased by approximately $3,630,000, or 98.05%, to approximately $72,000 in the three-month period ended September 30, 2017 from approximately $3,702,000 in the three-month period ended September 30, 2016 primarily due to the decrease in accretion of recorded debt discounts related to notes payable and recognition of loss from extinguishment of debt offset by increase in interest expense.

Net loss before income taxes

Net loss before income taxes for the three-month period ended September 30, 2017 totaled approximately $431,000 primarily due to the following decrease in research and development cost; decrease in compensation expense due to some of the expense having been fully amortized; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs ; decrease in investor relations expense; decrease in accretion of recorded debt discounts related to notes payable and recognition of loss from extinguishment; and decrease in professional fees; offset by increase in marketing expense; increase in employee expense; increase in travel and entertainment expenses, and increase in interest expense, compared to $4,200,000 for the three-month period ended September 30, 2016 primarily due to the following: increase in research and development cost; increase in compensation expense; increase in professional fees; and increase in travel and entertainment expenses; recognition of loss from extinguishment of debt; offset by decrease in marketing expense; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options; and decrease in patent royalty expense; decrease in accretion of recorded debt discounts related to notes payable and financing fee.

Assets and Liabilities

Assets were approximately $139,000 as of September 30, 2017. Assets approximately consisted of cash of $1,000 and prepaid expense of $138,000. Liabilities were approximately $4,660,000 as of September 30, 2017. Liabilities approximately consisted of accounts payable of $957,000, related party payables of $275,000, accrued payroll of $137,000, payroll taxes payable of $88,000, short term related party notes payable of $364,000, current portion of convertible notes of $92,000 and convertible notes to stockholders, net of debt discount, of $2,750,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $4,500,000 as of September 30, 2017. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $28,000,000 at September 30, 2017, offset by shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,571,000, net of issuance costs, beneficial conversion feature associated with convertible note of $15,288,000, shares issued in conversion of liabilities of $758,000, shares associated with warrants, options and issuances for services of $5,800,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of approximately $10,200 in the three-month period ended September 30, 2017 resulting from cash used in operating activities of approximately $165,000, offset partially by cash provided by financing activities of approximately $155,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Three Months Ended September 30,
	2017	2016

Cash at beginning of period	$11,345	$20,245
Net cash used in operating activities	(165,235)	(198,663)
Net cash provided by financing activities	155,000	180,000
Cash at end of period	$1,110	$1,582

Cash Flows from Operating Activities – For the three-month period ended September 30, 2017, net cash used in operations was approximately $165,000 compared to net cash used in operations of approximately $199,000 for the three-month period ended September 30, 2016. Net cash used in operations was primarily due to a net loss of approximately $431,000 for the three-month period ended September 30, 2017, accretion of debt discount of approximately $1,600, loss from extinguishment of debt of approximately $30,000, stock based compensation of approximately $16,000, amortization of prepaid consulting compensation of approximately $122,000, and the changes in operating assets and liabilities of approximately $96,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the three-month period ended September 30, 2017 was approximately $155,000, compared to net cash provided of approximately $180,000 in the same period in 2016. The cash provided by financing activities was due to proceeds from promissory notes payable to stockholders of approximately $75,000 and proceeds from issuance of stock of approximately $80,000.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $27,962,000 and $27,531,000 at September 30, 2017 and June 30, 2017, respectively, and had a net loss of approximately $431,000 and $4,190,000 for the three-month periods ended September 30, 2017 and 2016, respectively, net cash used in operating activities of approximately $165,000 and $199,000 for the three-month periods ended September 30, 2017 and June 30, 2017, respectively, with no revenue earned since inception, and limited cash of $1,000 and $11,000 at September 30, 2017 and June 30 2017, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have a significant impact on our future financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Based on that assessment, management believes that, as of September 30, 2017, our internal control over financial reporting was ineffective, based on the COSO criteria, due to the following material weaknesses listed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We selected the 1st payment option. Upon all payments being made pursuant to the terms set forth in the agreement, Ms. Miller has agreed to knowingly and voluntarily release and discharge us of and from all claims, demands, liabilities, obligations, promises, controversies, compensation, wages, bonuses, commissions, damages, rights, actions and causes of action known and unknown, at law or in equity, which Ms. Miller has or may have against us as of the date of execution of the settlement agreement.

We have recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of September 30, 2017. For the three-month period ended September 30, 2017, the Company paid Ms. Miller forty-five thousand dollars ($45,000) as agreed in the settlement agreement. As of September 30, 2017, we owe Ms. Miller an additional $40,000 under the terms of the settlement agreement, which amount is due by December 29, 2017.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three-month period ended September 30, 2017, we entered into various stock purchase agreements with a third party between July 2017 and September 2017, under which we issued 64,000 shares of its common stock, in exchange for $80,000. The aggregate value of these shares was $80,000 as the price was $1.25 per share. The stock purchase agreements include piggyback registration rights. In connection with one of the stock purchase agreements, we will also issue 64,000 warrants at $2.50 per share. The warrant agreement will be issued after the full amount of the investment is determined after December 31, 2017. Based on the representations of the investor in the stock purchase agreements, the issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

For the three-month period ended September 30, 2017, we issued 375,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for consulting services and financing fee per agreements dated between July 2017 and September 2017. The aggregate Fair Market Value of these shares was approximately $65,000 as the fair market value of the stock was between $0.15 and $0.20 per share. We used recent sales of stock to determine the fair market value of these transactions. Based on the representations of the investor in the stock purchase agreements, the issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description

3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.26 (12)	Resignation of Gerald DeCiccio from Board of Directors dated June 10, 2014

10.27 (14)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (14)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (13)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (15)	Employment Agreement with Wesley Tate dated October 1, 2015

10.31 (16)	$2,285,000 Amended and Consolidated Promissory Note dated August 1, 2016

10.32 (17)	$2,410,000 Amended and Consolidated Promissory Note dated November 22, 2016

10.33 (18)	$2,460,000 Amended and Consolidated Promissory Note date January 24, 2017

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (14)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three-month periods ended September 30, 2017 furnished in XBRL).

101.INS	Interactive Data File (Form 10-Q for the three-month periods ended September 30, 2017 furnished in XBRL).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

*	filed herewith
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections
(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.
(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.
(12)	Incorporated by reference from our Form 8-K filed with the Commission on May 11, 2014.
(13)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.
(14)	Incorporated by reference from our Form 10K filed with the Commission on August 11, 2014.
(15)	Incorporated by reference from our Form 10Q filed with the Commission on November 16, 2015.
(16)	Incorporated by reference from our Form 10Q filed with the Commission on November 14, 2016.
(17)	Incorporated by reference from our Form 10Q filed with the Commission on February 10, 2017.
(18)	Incorporated by reference from our Form 10Q filed with the Commission on May 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerebain Biotech Corp. A Nevada corporation

Date: November 9, 2017	By:	/s/ ERIC CLEMONS
Eric Clemons
President (Principal Executive Officer)

	By:	/s/ WESLEY TATE
Wesley Tate
Chief Financial Officer (Principal Financial and Accounting Officer)

