Form 10-Q
period 2017-12-31
CEREBAIN BIOTECH CORP.
filed 2018-02-06
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at February 6, 2018
Common Stock, $0.001 par value	8,839,347

CEREBAIN BIOTECH CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three-month and six-month periods ended December 31, 2017 and 2016 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,400	$11,345
Prepaid expenses	64,165	225,517
Total current assets	68,565	236,862

Total assets	$68,565	$236,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$972,724	$926,131
Related party payables	300,000	260,608
Accrued payroll	164,228	115,810
Payroll taxes payable	73,678	59,234
Convertible notes to stockholders, current portion	360,000	100,000
Short term notes payable to stockholders	364,000	289,000
Total current liabilities	2,234,630	1,750,783

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $8,717 and $12,053, respectively	2,582,395	2,739,059
Total long-term liabilities	2,582,395	2,739,059

Total liabilities	4,817,025	4,489,842

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 8,399,347 and 7,880,347 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively)	8,399	7,880
Additional paid in capital	26,618,325	23,269,861
Accumulated deficit	(31,375,184)	(27,530,721)
Total stockholders’ deficit	(4,748,460)	(4,252,980)

Total liabilities and stockholders’ deficit	$68,565	$236,862

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating Expenses
Selling, general and administrative expenses	$476,459	$828,707	$187,542	$438,612
Research and development costs	124,628	131,467	82,314	61,571
Patent Royalty Expense	50,000	50,000	25,000	25,000
Marketing expenses	6,202	8,152	3,053	5,032
Total operating expenses	657,289	1,018,326	297,909	530,215
Other (income) expense
Accretion of debt discount	3,336	9,556	1,668	1,388
Loss from extinguishment of debt	3,102,134	13,778,649	3,072,134	10,122,470
Interest expense	81,704	76,250	41,269	38,741
Total other (income) expense, net	3,187,174	13,864,455	3,115,071	10,162,599

Net loss	$(3,844,463)	$(14,882,781)	$(3,412,980)	$(10,692,814)

Loss per share:
Basic and diluted loss per share	$(0.47)	$(2.03)	$(0.41)	$(1.42)
Basic and diluted weighted average shares outstanding	8,174,265	7,330,564	8,351,521	7,518,567

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,844,463)	$(14,882,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	3,336	9,556
Loss from extinguishment of debt	3,102,134	13,778,649
Stock based compensation	31,850	186,242
Amortization of stock based prepaid consulting compensation	159,084	337,196
Changes in operating assets and liabilities:
Prepaid expenses	37,268	(47,458)
Accounts payable	46,591	130,660
Related party payables	39,392	102,933
Accrued payroll and taxes	62,863	-
Net cash used in operating activities	(361,945)	(385,003)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	21,000
Proceeds from issuance of common stock	180,000	50,000
Proceeds from short term notes to stockholders	175,000	-
Proceeds from convertible notes	-	295,000
Net cash flows provided by financing activities:	355,000	366,000

Net change in cash and cash equivalents	(6,945)	(19,003)
Cash and cash equivalents- beginning of period	11,345	20,245
Cash and cash equivalents- end of period	$4,400	$1,242

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable – beneficial conversion feature	$-	$4,500
Debt discount associated with convertible notes payable – warrant feature	$-	$15,500
Stock issued for prepaid services	$35,000	$233,200
Warrants issued for prepaid services	$-	$170,808
Conversion of convertible notes payable into stock	$-	$8,400

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2017 has been derived from audited statements and (b) unaudited interim condensed financial statements as of December 31, 2017 and for the six-month and three-month periods ended December 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2017 included on Form 10-K filed with the Securities and Exchange Commission on September 15, 2017.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Our Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $31,375,000 and $27,531,000 at December 31, 2017 and June 30, 2017, respectively, and had a net loss of approximately $3,844,000 and $14,883,000 for the six-month periods ended December 31, 2017 and 2016, respectively, and net cash used in operating activities of approximately $362,000 and $385,000 for the six-month periods ended December 31, 2017 and 2016, respectively, with no revenue earned since inception, limited cash of approximately $4,400 and $11,000 at December 31, 2017 and June 30, 2017, respectively, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $6,000 and $8,000 for the six-month periods ended December 31, 2017 and 2016, respectively and approximately $3,000 and $5,000 for the three-month periods ended December 31, 2017 and 2016, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $125,000 and $131,000 for the six-month periods ended December 31, 2017 and 2016, respectively, and approximately $82,000 and $62,000 for the three-month periods ended December 31, 2017 and 2016, respectively, and are included in research and development costs in the accompanying condensed consolidated statements of operations (See Note 4).

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the volatility of the stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

Convertible debt – beneficial conversion feature

If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and June 30, 2017, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

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

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments

In September 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock-based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of the Company’s stock and the Company has paid approximately $220,000, of which $65,000 has been incurred towards the Company’s monetary commitment.

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

Consulting Agreements

Between December 2013 and December 2017, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,935,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of December 31, 2017, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,670,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the six-month periods ended December 31, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $102,000 and $280,000, respectively, and for the three-month periods ended December 31, 2017 and 2016 approximately $30,000 and $165,000, respectively. The unamortized prepaid expenses of these contracts are approximately $27,000 and included in prepaid expenses on the consolidated balance sheets at December 31, 2017 compared to $352,000 for the six-month period ended December 31, 2016.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was issuance of 75,000 shares of the Company’s stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of our common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500 and is to be recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the six-month periods ended December 31, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $14,000 and $14,000, respectively, and for the three-month periods ended December 31, 2017 and 2016, approximately $7,000 and $7,000, respectively. The unamortized prepaid expense of this contract is approximately $35,000 and included in prepaid expenses on the consolidated balance sheets at December 31, 2017.

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was issuance of 300,000 shares of the Company’s stock (See Note 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the six-month periods ended December 31, 2017 and 2016, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $43,000 and $43,000, respectively, and for the three-month periods ended December 31, 2017 and 2016, approximately $0 and $43,000, respectively. The prepaid expense of this contract has been fully amortized as of December 31, 2017.

As of December 31, 2017, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ended June 30,

2018	$36,198
2019	25,235
Total	$61,433

Legal

On July 21, 2016, the Company was sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller, with Mr. Clemons named as an individual defendant. According to the Complaint, the Plaintiff alleged: (i) she was hired by the Company to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to the Company’s Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claimed causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and sought damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, the Company made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, the Company agreed to pay Ms. Miller no more than $120,000 in total and no less than $100,000 in total, the terms of such alternative payment options are as follows:

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

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

The Company had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of December 31, 2017. For the six-month and three-month periods ended December 31, 2017, the Company paid Ms. Miller $85,000 and $40,000, respectively, as agreed in the settlement agreement. As of December 31, 2017, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $1,560 and $3,775 for the six-month periods ended December 31, 2017 and 2016, respectively, and approximately $1,100 and $3,150 for the three-month periods ended December 31, 2017 and 2016, respectively.

The Company recognized a patent royalty expense of approximately $50,000 for the six-month period ended December 31, 2017 compared to $50,000 for the six-month period ended December 31, 2016 and approximately $25,000 for the three-month period ended December 31, 2017 compared to $25,000 for the three-month period ended December 31, 2016. The accrued payable of $300,000 pertaining to the patent royalty expense at December 31, 2017 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable to Stockholders

	Short Term Notes Payable to Stockholders
	December 31, 2017	June 30, 2017
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	250,000	175,000
Net total	$364,000	$289,000

Short Term Notes Payable to Stockholders

(A)	In 2012, the Company issued a short term note payable to a non-affiliate stockholder. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of December 31, 2017, the outstanding balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(B)	In 2017, the Company issued short term notes payable to a non-affiliate stockholder. The notes were scheduled to mature on June 30, 2017 and accrued no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock. In connection with the issuance of the 50,000 shares of stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost. The expense has been fully amortized at June 30, 2017. The Company used a recent sale of stock to an independent third party for cash to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000. On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable. The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000. The amended and consolidated promissory note is scheduled to matured on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock (see Note 7). In connection with the issuance of the 200,000 shares of stock, the Company recorded the approximate $30,000 value of the shares issued as loss on extinguishment of debt. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

Convertible Notes to Stockholders

	Convertible Notes Payable
	December 31, 2017	June 30, 2017
Convertible notes payable (A)	$131,000	$131,000
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,560,112	2,460,112
Subtotal	2,951,112	2,851,112
Debt discount	(8,717)	(12,053)
Net total	$2,942,395	$2,839,059

Convertible Notes Payable (A)

Between September 2013 and December 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $26,000, netting a balance of approximately $131,000. Under the terms of these notes, maturity dates range from June 2015 and July 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of our common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended December 31, 2017, the Company is in default approximately $62,500 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that some of the notes had a beneficial conversion feature of approximately $38,000.

The Company recognized an accretion of debt discount expense of approximately $3,300 and $9,600 for the six-month periods ended December 31, 2017 and 2016, respectively, and approximately $1,700 and $1,400 for the three-month periods ended December 31, 2017 and 2016, respectively. The accretion of debt discount expense to be recognized in future years is approximately $8,700.

Unsecured, Amended and Consolidated Convertible Note Payable (B)

December 2014 Convertible Note

In December 2014, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of $200,000. The note payable accrued interest at 7.5% per annum, and was convertible into shares of our common stock at a conversion rates of $1.00 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contained piggyback registration rights. The note payable was extinguished in December 2015.

In December 2014, the Company determined that the note had a beneficial conversion feature of approximately $90,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

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

Unsecured, Amended and Consolidated Convertible Notes Payable (C)

June 2015 Convertible Note

In June 2015, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $1,475,000. The note matured on June 9, 2017 and accrued interest at 7.5% per annum and is convertible into shares of our common stock at a conversion rate of $1.00 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. The note payable was modified in February 2016.

December 2015 Convertible Note

In December 2015, the Company entered into an unsecured $112,000 promissory note with a stockholder. The note matured on March 31, 2016 and accrued no interest. In addition, the Company issued to the noteholder 125,000 shares of the Company’s common stock. The note payable was modified in February 2016.

In connection with the issuance of the 125,000 shares of stock in December 2015, the Company recorded the approximate $39,000 value of the shares issued, included in loss on extinguishment. The Company used a recent sale of stock to determine the fair market value of the transaction.

February 2016 Convertible Note

In February 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,080,112. In exchange, the Company modified the $1,475,000 convertible note payable issued in June 2015, modified the $112,000 note payable issued in December 2015, accounts payable related to accrued interest of approximately $293,000, and received cash of $200,000. The amended and consolidated note payable matured February 2018, accrued interest at 5% per annum, and was convertible into shares of our common stock at a conversion rate of $0.50 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. The note payable was modified in April 2016.

In connection with the $2,080,112 convertible note payable, the Company determined the embedded conversion feature did not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

April 2016 Convertible Note

In April 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,130,000. In exchange, the Company modified the $2,080,112 convertible promissory note payable issued in February 2016 and received cash of $55,000. The amended and consolidated convertible note payable matured in February 2018, accrued interest at 5% per annum, and was convertible into shares of our common stock at a conversion rate of $0.50 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. The note payable was extinguished in August 2016.

In connection with the $2,130,000 convertible note payable, the Company determined the embedded conversion feature did not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

August 2016 Convertible Note

In August 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,285,000. In exchange, the Company extinguished the $2,135,112 convertible promissory note payable issued in April 2016 and received cash of $150,000. The amended and consolidated convertible note payable matured in August 2018, accrued interest at 5% per annum, and was convertible into shares of our common stock at a conversion rate of $0.40 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. The note payable was modified in October 2016.

In connection with the $2,285,000 convertible note, the Company determined the embedded conversion feature did meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $3.7 million during the quarter ended September 30, 2016.

October 2016 Convertible Note

In October 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,310,000. In exchange, the Company modified the $2,285,000 convertible promissory note payable issued in August 2016 and received cash of $25,000. The amended and consolidated convertible note payable matured in October 2018, accrued interest at 5% per annum and was convertible into shares of our common stock at a conversion rate of $0.40 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The note payable was extinguished in November 2016.

In connection with the $2,310,000 convertible note payable, the Company determined the embedded conversion feature did not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

November 2016 Convertible Note

In November 2016, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,410,000. In exchange, the Company extinguished the $2,310,112 convertible promissory note payable issued in October 2016 and received cash of $100,000. The amended and consolidated convertible note payable matured in November 2018, accrued interest at 5% per annum, and was convertible into shares of our common stock at a conversion rate of $0.15 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock and contains piggyback registration rights. The note payable was modified in January 2017.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

In connection with the $2,410,000 convertible note, the Company determined the embedded conversion feature did meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $10.1 million for the fiscal year ended June 30, 2017.

January 2017 Convertible Note

In January 2017, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,460,000. In exchange, the Company modified the $2,410,112 convertible promissory note payable issued in November 2016 and received cash of $50,000. The amended and consolidated convertible note payable matures in January 2019, accrues interest at 5% per annum, and is convertible into shares of our common stock at a conversion rate of $0.15 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights. The note payable was extinguished in October 2017.

In connection with the $2,460,000 convertible note payable, the Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

October 2017 Convertible Note

In October 2017, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,560,000. In exchange, the Company modified the $2,460,112 convertible promissory note payable issued in January 2017 and received cash of $100,000. The amended and consolidated convertible promissory note matures in October 2019, accrues interest at 5% per annum and is convertible into shares of our common stock at a conversion rate of $0.10 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of our outstanding common stock, and contains piggyback registration rights.

In connection with the $2,560,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $3.1 million for the three-month and six-month periods ended December 31, 2017.

The Company recognized interest expense on all notes payable to stockholders of approximately $82,000 and $76,000 for the six-month periods ended December 31, 2017 and 2016, respectively and approximately $41,000 and $39,000 for the three-month periods ended December 31, 2017 and 2016, respectively. Accrued interest on all notes payable to stockholders at December 31, 2017 and 2016 totaled approximately $340,000 and $179,000, respectively, and is included in accounts payable.

As of December 31, 2017, future maturities of all notes payable are as follows:

2018	$724,000
2019	2,575,112
2020	16,000
Total outstanding notes	3,315,112
Debt Discount	(8,717)
Net Notes Payable	$3,306,395

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

NOTE 7 – STOCK TRANSACTIONS

For the six-month period ended December 31, 2017, the Company issued 144,000 shares of its common stock to a non-affiliate investor at $1.25 per share in exchange for $180,000. The investor has an existing stock purchase agreement with the Company that allows him to purchase up to $2,000,000 worth of the Company’s common stock at $1.25 per share. In addition to the 144,000 shares of the Company’s common stock, the Company will issue the investor a warrant to acquire 144,000 shares of the Company’s common stock at $2.50 per share. The warrant agreement will be issued after the full amount of the investment is determined after December 31, 2017.

For the six-month period ended December 31, 2017, the Company issued 375,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for consulting services and financing fee per agreements dated between July 2017 and December 2017. The aggregate fair market value of these shares was approximately $65,000 as the fair market value of the stock was between $0.15 and $0.20 per share. The Company recognized the $35,000 as a prepaid expense and $30,000 as a loss from extinguishment of debt. The Company used recent sales of stock to determine the fair market value of these transactions.

On May 15, 2017, the Company issued a Private Placement Memorandum (“PPM”). The PPM authorizes the sale of up to 400 units, with each Unit consisting of one $10,000 Principal Amount Convertible Debenture and a warrant to purchase one share of our common stock, at a price of $1.25 per Unit. Each Unit includes a warrant to purchase 25,000 shares of the Company’s common stock, $.001 par value, at the exercise price of $0.80 per share. The Debentures will be convertible at Forty Cents ($0.40) per share. The Offering was to terminate on June 30, 2017, unless extended one or more times by us to a date not later than July 31, 2017. On August 18, 2017, by unanimous written consent of our directors, we extended the offering through December 31, 2017. As of December 31, 2017, the Company has received no subscriptions and the offering closed.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the six-month period ended December 31, 2017, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45 and a weighted average contractual life of 7.69 years, with 682,000 options exercisable at a weighted average exercise price of $1.64 and a weighted average contractual life of 6.92 years. For the six-month periods ended December 31, 2017 and 2016, the Company recognized an expense of approximately $32,000 and $200,000, respectively, and for the three-month periods ended December 31, 2017 and 2016, the Company recognized an expense of approximately $16,000 and $85,000, respectively, which was recorded as compensation expense. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $136,000.

Warrants

For the six-month period ended December 31, 2017, the Company had approximately 1,700,000 warrants outstanding at an average exercise price of $0.49. For the six-month periods ended December 31, 2017 and 2016, the Company recognized an accretion of debt discount related to warrants expense of approximately $2,600 and $1,500, respectively, and for the three-month periods ended December 31, 2017 and 2016, the Company recognized an accretion of debt discount related to warrants expense of approximately $1,300 and $900, respectively. The approximate expense expected to be recognized in future years is $7,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreements

Eric Clemons

On June 15, 2013, the Company entered into an employment agreement with Eric Clemons. Terms of the agreement included the following:

•	An annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Bonus of $40,000 upon the delivery to the Company of a prototype medical device from Sonos Models Inc., which has been paid in full.

•	Cash bonus should he be responsible for the Company consolidating with or merge into another corporation or convey all or substantially all of its assets to another corporation, will receive a cash bonus calculated using a Lehman formula of 5% for the first $1,000,000, 4% for the second $1,000,000, 3% for the third $1,000,000, 2% for the fourth $1,000,000, and 1% thereafter. To date, this incentive has not earned or been paid.

•	Option to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $822,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of December 31, 2017, 100,000 options to purchase the Company’s common stock have vested. The selling, general and administrative expense has been fully amortized.

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until December 31, 2017. The Company has entered into a new employment agreement with Mr. Clemons (See Note 11).

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of December 31, 2017, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $11,000 for the six-month periods ended December 31, 2017 and 2016, respectively and approximately $5,500 for the three-month periods ended December 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $15,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the six-month periods ended December 31, 2017 and 2016, a cash placement bonus was earned of approximately $0 and $27,000, respectively, and for the three-month periods ended December 31, 2017 and 2016, a cash placement bonus was earned of approximately $0 and $12,500, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of December 31, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $8,000 and $23,000 for the six-month periods ended December 31, 2017 and 2016, respectively, and approximately $4,000 for the three-month periods ended December 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $39,000.

To date, employee and employer payroll taxes have been accrued but have not been remitted to taxing authorities by the Company for cash compensation paid. As a result, the Company could be liable such payroll taxes and any related penalties and interest.

Wesley Tate

On June 15, 2013, the Company entered into an employment agreement with Wesley Tate. Terms of the agreement included the following:

•	Annual salary of One Hundred Five Thousand Dollars ($105,000).

•	Bonus of $20,000 upon the delivery to the Company of a prototype medical device form Sonos Models, Inc., which has been paid in full.

•	Option to acquire up to 50,000 shares of the Company’s common stock at an exercise price of $5.00 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $411,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 100%; risk-free interest rate of 1.04%; expected term of 5 years; and 0% dividend yield. As of December 31, 2017, 50,000 options to purchase the Company’s common stock have vested. The selling, general and administrative expense has been fully amortized.

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

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company entered into a new contract on October 1, 2015.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of December 31, 2017, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $5,400 for the six-month periods ended December 31, 2017 and 2016, respectively and approximately $2,700 for the three-month periods ended December 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $7,500.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

On October 1, 2015, the Company entered into a new employment agreement. The new contract had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until October 2018. The Company has entered into a new employment agreement with Mr. Tate (See Note 11).

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Stock grant of 150,000 of the Company’s common restricted shares for services provided to the Company. The Company recognized selling, general and administrative expense of approximately $40,000 for the year ended June 2016.

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of December 31, 2017, 21,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $8,000 and $23,000 for the six-month periods ended December 31, 2017 and 2016, respectively, and approximately $4,000 for the three-month periods ended December 31, 2017 and 2016, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $39,000.

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

The total number of potential additional dilutive options and warrants outstanding was approximately 3.1 million and 2.7 million for the six-month periods ended December 31, 2017 and 2016, respectively. In addition, the convertible notes convert at an exercise price of between $0.10 and $5.00 per share of common stock representing approximately 18 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months ended December 31,
	2017	2016

Net loss attributable to the common stockholders	$(3,844,463)	$(14,882,781)

Basic weighted average outstanding shares of common stock	8,174,265	7,330,564
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	8,174,265	7,330,564

Earnings (loss) per share:
Basic and diluted	$(0.47)	$(2.03)

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

NOTE 11 – SUBSEQUENT EVENTS

On February 1, 2018 the Company entered into a stock purchase agreement with a non-affiliate stockholder, under which the Company issued 120,000 shares of its common stock, in exchange for $60,000. The stock purchase agreement includes piggyback registration rights. In connection with the stock purchase agreement, the Company will also issue 120,000 warrants at $1.00 per share.

On February 1, 2018, the Company entered into a new employment agreement with Eric Clemons, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of Two Hundred Fourteen Thousand Five Hundred Dollars ($214,500).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule. Shares shall vest per the table below:

On February 1, 2018, the Company entered into a new employment agreement with Wesley Tate, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of One Hundred Eighty-Seven Thousand Two Hundred Dollars ($187,200).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule. Shares shall vest per the table below:

Stock Grant Vesting Schedule
Date of Vesting	Percent Vested	Number of Shares Vested
February 1, 2018	20%	160,000
January 1, 2019	20%	160,000
January 1, 2020	20%	160,000
January 1, 2021	20%	160,000
January 1, 2022	20%	160,000
Total		800,000

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

In accordance with our current business plan, the testing, research and development of both a medical device solution as well as a synthetic drug solution are underway, and we have contracted with certain third-party companies to research, develop, and test certain products that could be used to treat dementia utilizing Omentum. We have also contracted with various individuals to facilitate the introduction of the company to medical device testing organizations in overseas locations including Poland, China and Uzbekistan for the purpose of testing our medicinal treatments utilizing Omentum. Our management anticipates that we may form subsidiaries and joint ventures to develop different drugs based on the intellectual property. Although we have contracted with a firm to research, develop and test products that could be used to treat dementia utilizing Omentum, in order to fully execute on that agreement, as well as hire one or more firms to research, develop and test medicinal treatments utilizing Omentum, we will need to raise additional funds. There can be no assurance we will be successful in raising the necessary funds. There can also be no assurance that further research and development will validate and support the results of our preliminary research and studies, or that the necessary regulatory approvals will be obtained or that we will be able to develop commercially viable products on the basis of our technologies.

Description of Patent License Agreement

On June 10, 2010, our subsidiary, Cerebain Operating, Inc., entered into a Patent License Agreement under which it acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement we paid rights fees of $50,000 to Dr. Saini and issued him 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini has the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $300,000 in accounts payable for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $1,560 and $3,775 for the six-month periods ended December 31, 2017 and 2016, respectively, and approximately $1,100 and $3,150 for the three-month periods ended December 31, 2017 and 2016, respectively.

We recognized a patent royalty expense of approximately $50,000 for the six-month period ended December 31, 2017 compared to $50,000 for the six-month period ended December 31, 2016 and approximately $25,000 for the three-month period ended December 31, 2017 compared to $25,000 for the three-month period ended December 31, 2016. The accrued payable of $300,000 pertaining to the patent royalty expense at December 31, 2017 is included in related party payables.

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

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos in September 2012 to build up to three medical device prototypes to be used for testing. In April 2014, we entered into an addendum to the agreement with Sonos, which included a commitment by us to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock-based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of our stock, 20,000 warrants to purchase shares of our common stock and paid approximately $220,000, of which $65,000 has been incurred towards our monetary commitment.

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

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Revenue

For the three-month periods ended December 31, 2017 and 2016, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $232,000, or 43.81%, to approximately $298,000 in the three-month period ended December 31, 2017 from approximately $530,000 in the three-month period ended December 31, 2016 primarily due to the following: decrease in marketing cost; decrease in compensation expense due to some of the expense having been fully amortized; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in investor relations expense; decrease in professional fees due to the settlement of the Miller litigation; and decrease in travel and entertainment expenses due to decrease in required travel; offset by increase in research and development; and increase in employee expense.

Operating expenses for the three-month period ended December 31, 2017 were approximately comprised of marketing costs of $3,100, research and development costs of $82,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $44,000, compensation expense of $16,000, employee expense of $95,000; professional fees of $21,000, travel and entertainment costs of $8,000, and other operating expenses of $4,000.

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

Other income (expenses)

Other expense decreased by approximately $7,048,000, or 69.35%, to approximately $3,115,000 in the three-month period ended December 31, 2017 from approximately $10,163,000 in the three-month period ended December 31, 2016 primarily due to a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss, offset by increase in interest expense and increase in accretion of recorded debt discounts related to notes payable.

Net loss before income taxes

Net loss before income taxes for the three-month period ended December 31, 2017 totaled approximately $3,413,000 compared to $10,163,000 for the three-month period ended December 31, 2016. The decrease in net loss before income taxes was primarily due to the following: a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss; decrease in marketing cost; decrease in compensation expense due to some of the expense having been fully amortized; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs ; decrease in investor relations expense; decrease in professional fees due to the settlement of the Miller litigation; and decrease in travel and entertainment expenses due to decrease in required travel; offset by increase in research and development; increase in employee expense; increase in loan interest; and increase in accretion of recorded debt discounts related to notes payable.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Revenue

For the six-month periods ended December 31, 2017 and 2016, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $361,000, or 35.45%, to approximately $657,000 in the six-month period ended December 31, 2017 from approximately $1,000,000 in the six-month period ended December 31, 2016 primarily due to the following: decrease in marketing expense; decrease in research and development cost; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expense due to some of the expense having been fully amortized; decrease in professional fees due to the settlement of the Miller litigation; decrease in investor relations; and decrease in travel and entertainment costs due to decrease in required travel; offset by increase in employee expense.

Operating expenses for the six-months ended December 31, 2017 were approximately comprised of marketing costs of $6,000, research and development costs of $125,000, patent royalty expense of $50,000, consulting services costs primarily paid through the issuance of our common stock of $185,000, compensation expense of $32,000, employee expenses of $189,000, professional fees of $43,000, investor relations expense of $1,000, travel and entertainment costs of $19,000, and other operating expenses of $7,000.

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

Other income (expenses)

Other expense decreased by approximately $10,680,000, or 77.01%, to approximately $3,188,000 in the six-month period ended December 31, 2017 from approximately $13,864,000 in the six-month period ended December 31, 2016 primarily due to a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss and the decrease in accretion of recorded debt discounts related to notes payable offset by the increase in loan interest expense.

Net loss before income taxes

Net loss before income taxes for the six-month period ended December 31, 2017 totaled approximately $3,844,000 compared to $14,900,000 for the six-month period ended December 31, 2016. The decrease in net loss before income taxes was primarily due to the following: a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss; decrease in marketing expense; decrease in research and development cost; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expense due to some of the expense having been fully amortized; decrease in professional fees due to the settlement of the Miller litigation; decrease in investor relations; decrease in travel and entertainment costs due to decrease in required travel; and decrease in accretion of recorded debt discounts related to notes payable; offset by increase in employee expense; and increase in loan interest.

Assets and Liabilities

Assets were approximately $68,500 as of December 31, 2017. Assets approximately consisted of cash of $4,400 and prepaid expense of $64,000. Liabilities were approximately $4,817,000 as of December 31, 2017. Liabilities approximately consisted of accounts payable of $973,000, related party payables of $300,000, accrued payroll of $164,000, payroll taxes payable of $74,000, short term related party notes payable of $364,000, current portion of convertible notes of $360,000 and convertible notes to stockholders, net of debt discount, of $2,582,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $4,748,000 as of December 31, 2017. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $31,375,000 at December 31, 2017, offset by shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,671,000, net of issuance costs, beneficial conversion feature associated with convertible note of $18,361,000, shares issued in conversion of liabilities of $758,000, shares associated with warrants, options and issuances for services of $5,800,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of approximately $7,000 in the six-month period ended December 31, 2017 resulting from cash used in operating activities of approximately $362,000, offset partially by cash provided by financing activities of approximately $355,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Six Months Ended December 31,
	2017	2016

Cash at beginning of period	$11,345	$20,245
Net cash used in operating activities	(361,945)	(385,003)
Net cash provided by financing activities	355,000	366,000
Cash at end of period	$4,400	$1,242

Cash Flows from Operating Activities – For the six-month period ended December 31, 2017, net cash used in operations was approximately $362,000 compared to net cash used in operations of approximately $385,000 for the six-month period ended December 31, 2016. Net cash used in operations for the six-month period ended December 31, 2017 was primarily due to a net loss of approximately $3,844,000, accretion of debt discount of approximately $3,330, loss from extinguishment of debt of approximately $3,102,000, stock based compensation of approximately $32,000, amortization of prepaid consulting compensation of approximately $159,000, and the changes in operating assets and liabilities of approximately $186,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the six-month period ended December 31, 2017 was approximately $355,000, compared to net cash provided of approximately $366,000 in the same period in 2016. The cash provided by financing activities for the six-month period ended December 31, 2017 was due to proceeds from promissory notes payable to stockholders of approximately $175,000 and proceeds from issuance of stock of approximately $180,000.

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

Capital Expenditures

Other Capital Expenditures

If we have the funds available, we expect to purchase approximately $30,000 of equipment in connection with the expansion of the business, primarily related to office equipment and supplies.

Fiscal Year End

Cerebain and Cerebain Biotech each has a June 30 fiscal year end.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $31,375,000 and $27,531,000 at December 31, 2017 and June 30, 2017, respectively, and had a net loss of approximately $3,844,000 and $14,883,000 for the six-month periods ended December 31, 2017 and 2016, respectively, net cash used in operating activities of approximately $362,000 and $385,000 for the six-month periods ended December 31, 2017 and June 30, 2017, respectively, with no revenue earned since inception, and limited cash of $4,400 and $11,000 at December 31, 2017 and June 30, 2017, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Based on that assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was ineffective, based on the COSO criteria, due to the following material weaknesses listed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 21, 2016, we were sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller, with Mr. Clemons named as an individual defendant. According to the Complaint, the Plaintiff alleged: (i) she was hired by us to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to our Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claimed causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and sought damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, we made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, we agreed to pay Ms. Miller no more than $120,000 in total and no less than $100,000 in total, the terms of such alternative payment options are as follows:

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

We had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of December 31, 2017. For the six-month and three-month periods ended December 31, 2017, we paid Ms. Miller $85,000 and $40,000, respectively, as agreed in the settlement agreement. As of December 31, 2017, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

The following table summarizes the dates and payments made to Ms. Miller:

Date of Payment	Amount
April 27, 2017	$20,000
June 29, 2017	15,000
July 25, 2017	15,000
September 5, 2017	15,000
September 28, 2017	15,000
October 27, 2017	15,000
November 27, 2017	15,000
December 28, 2017	10,000
Total	$120,000

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three-month period ended December 31, 2017, we issued 80,000 shares of our common stock to a non-affiliate investor at $1.25 per share in exchange for $100,000. The investor has an existing stock purchase agreement with us that allows him to purchase up to $2,000,000 worth of our common stock at $1.25 per share. In addition to the 80,000 shares of our common stock, we will issue the investor a warrant to acquire 80,000 shares of our common stock at $2.50 per share. Based on the representations of the investor in the stock purchase agreement, the issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.27(13)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28(13)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (12)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (14)	Employment Agreement with Wesley Tate dated October 1, 2015

10.31 (15)	$2,285,000 Amended and Consolidated Promissory Note dated August 1, 2016

10.32 (16)	$2,410,000 Amended and Consolidated Promissory Note dated November 22, 2016

10.33 (17)	$2,460,000 Amended and Consolidated Promissory Note date January 24, 2017

10.34*	Stock Purchase Agreement with Stockholder dated February 1, 2018

10.35*	Employment Agreement with Eric Clemons dated February 1, 2018

10.36*	Employment Agreement with Wesley Tate dated February 1, 2018

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21(13)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three-month periods ended December 31, 2017 furnished in XBRL).
101.INS	Interactive Data File (Form 10-Q for the three-month periods ended December 31, 2017 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10-Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10-K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.
(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.
(12)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.
(13)	Incorporated by reference from our Form 10-K filed with the Commission on August 11, 2014.
(14)	Incorporated by reference from our Form 10-Q filed with the Commission on November 16, 2015.
(15)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2016.
(16)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2017.
(17)	Incorporated by reference from our Form 10-Q filed with the Commission on May 11, 2017.

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

Date: February 6, 2018

