Form 10-Q
period 2018-03-31
CEREBAIN BIOTECH CORP.
filed 2018-05-15
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 14, 2018
Common Stock, $0.001 par value	9,039,347

CEREBAIN BIOTECH CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three-month and nine-month periods ended March 31, 2018 and 2017 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,064	$11,345
Prepaid expenses	95,396	225,517
Total current assets	125,460	236,862

Total assets	$125,460	$236,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,030,237	$926,131
Related party payables	325,000	260,608
Accrued payroll	160,995	115,810
Payroll taxes payable	70,244	59,234
Convertible notes to stockholders, current portion	360,000	100,000
Short term notes payable to stockholders	364,000	289,000
Short term convertible notes payable, net of debt discount of approximately $261,250 and $0, respectively	23,750	-
Derivative liabilities	320,000	-
Warrant liabilities	96,903	-
Total current liabilities	2,751,129	1,750,783

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $7,049 and $12,053, respectively	2,569,063	2,739,059
Total long-term liabilities	2,569,063	2,739,059

Total liabilities	5,320,192	4,489,842

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized;
9,039,347 and 7,880,347 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively)	9,039	7,880
Additional paid in capital	26,826,015	23,269,861
Accumulated deficit	(32,029,786)	(27,530,721)
Total stockholders’ deficit	(5,194,732)	(4,252,980)

Total liabilities and stockholders’ deficit	$125,460	$236,862

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Operating Expenses
Selling, general and administrative expenses	$790,175	$1,267,759	$313,716	$439,052
Research and development costs	205,030	190,369	80,402	58,902
Patent Royalty Expense	75,000	75,000	25,000	25,000
Marketing expenses	8,642	9,782	2,440	1,630
Total operating expenses	1,078,847	1,542,910	421,558	524,584
Other (income) expense
Accretion of debt discount	28,754	11,500	25,418	1,944
Loss from extinguishment of debt	3,102,134	13,778,649	-	-
Interest expense	298,716	116,476	217,012	40,226
Change in fair value of derivative liabilities	(10,000)	-	(10,000)	-
Change in fair value of warrant liabilities	614	-	614	-
Total other expense, net	3,420,218	13,906,625	233,044	42,170
Net loss	$(4,499,065)	$(15,449,535)	$(654,602)	$(566,754)

Loss per share:
Basic and diluted loss per share	$(0.54)	$(2.08)	$(0.07)	$(0.07)
Basic and diluted weighted average shares outstanding	8,365,059	7,421,427	8,755,125	7,605,236

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,499,065)	$(15,449,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	28,754	11,500
Initial fair value of derivative liabilities included as interest expense	173,039	-
Change in derivative liabilities	(10,000)	-
Change in warrant liabilities	614	-
Loss from extinguishment of debt	3,102,134	13,778,649
Stock based compensation	115,179	263,792
Amortization of stock based prepaid consulting compensation	186,447	578,511
Stock compensation for legal services	15,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(21,326)	(46,372)
Accounts payable	104,106	253,829
Related party payables	64,392	163,898
Accrued payroll and taxes	56,195	-
Net cash used in operating activities	(684,531)	(445,728)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	31,000
Proceeds from issuance of common stock and warrants	290,000	50,000
Proceeds from short term notes to stockholders	175,000	-
Proceeds from convertible notes	-	345,000
Proceeds from short term convertible notes, net	253,250	-
Repayment of convertible notes	(15,000)	-

Net cash flows provided by financing activities:	703,250	426,000

Net change in cash and cash equivalents	18,719	(19,728)
Cash and cash equivalents- beginning of period	11,345	20,245
Cash and cash equivalents- end of period	$30,064	$517

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable – beneficial conversion feature	$-	$4,500
Debt discount associated with convertible notes payable – warrant feature	$-	$15,500
Stock issued for prepaid services	$35,000	$288,400
Warrants issued for prepaid services	$-	$170,808
Conversion of convertible notes payable into stock	$-	$12,400
Embedded derivative recorded as debt discount	$156,961	$-
Derivative warrant liability recorded as debt discount	$96,289	$-
Debt issuance cost recorded as debt discount	$18,650	$-

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2017 has been derived from audited statements and (b) unaudited interim condensed financial statements as of March 31, 2018 and for the nine-month and three-month periods ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2017 included on Form 10-K filed with the Securities and Exchange Commission on September 15, 2017.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The Company’s Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $32,000,000 and $27,500,000 at March 31, 2018 and June 30, 2017, respectively, and had a net loss of approximately $4,500,000 and $15,500,000 for the nine-month periods ended March 31, 2018 and 2017, respectively, and net cash used in operating activities of approximately $685,000 and $446,000 for the nine-month periods ended March 31, 2018 and 2017, respectively, with no revenue earned since inception, limited cash of approximately $30,000 and $11,000 at March 31, 2018 and June 30, 2017, respectively, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the condensed consolidated financial statements. The more significant estimates and assumptions by management include among others: useful lives and residual values of long-lived assets, the valuation of equity instruments, the valuation of warrants and options, the valuation of derivative liabilities, and the valuation of warrant liabilities.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cerebain Biotech Corp. and its wholly-owned subsidiary, Cerebain Operating, Inc. (collectively referred to as the “Company”). There are no material intercompany transactions.

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $8,600 and $9,800 for the nine-month periods ended March 31, 2018 and 2017, respectively and approximately $2,400 and $1,600 for the three-month periods ended March 31, 2018 and 2017, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $205,000 and $190,000 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $80,400 and $59,000 for the three-month periods ended March 31, 2018 and 2018, respectively, and are included in research and development costs in the accompanying condensed consolidated statements of operations (See Note 4).

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in the Company’s consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the volatility of the stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

Convertible debt – derivative treatment

When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the Monte Carlo Method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and June 30, 2017, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and derivative liabilities are recognized at fair value on a recurring basis at March 31, 2018 and are Level 3 measurements. There have been no transfers between levels.

Concentrations, Risks, and Uncertainties

The Company is a startup company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments

In September 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock-based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred (See Note 3). To date, Sonos has been issued 325,000 restricted shares of the Company’s stock and the Company has paid approximately $320,000, of which $165,000 has been incurred towards the Company’s monetary commitment.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

To date, the results of the research suggest the Company has three options for implantable devices with a bias towards having them as non-invasive as possible. The options are comprised of two electro-stim types that have a multitude of variable test parameters that can be changed and modified externally as the testing facility conducts clinical trials on each patient. It is theorized that if a patient’s response to the Omentum stimulation is successful, the clinical facility should be able to perform various tests for the purpose of setting “markers” for the patient and then perform the standardized cognitive testing for Alzheimer’s patient with the intent of developing a testing matrix. It is the Company’s objective to test various methods and modalities with the aim of developing an enormous matrix of input to direct us to the best solution.

Consulting Agreements

Between December 2016 and March 2018, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,935,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of March 31, 2018, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,670,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the nine-month periods ended March 31, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $123,000 and $472,000, respectively, and for the three-month periods ended March 31, 2018 and 2017 approximately $20,000 and $192,000, respectively. The unamortized prepaid expenses of these contracts are approximately $6,000 and included in prepaid expenses on the consolidated balance sheets at March 31, 2018 compared to $215,000 for the nine-month period ended March 31, 2017.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was issuance of 75,000 shares of the Company’s stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of the Company’s common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500 and is being recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the nine-month periods ended March 31, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $21,000 and $21,000, respectively, and for the three-month periods ended March 31, 2018 and 2017, approximately $7,000 and $7,000, respectively. The unamortized prepaid expense of this contract is approximately $28,000 and included in prepaid expenses on the consolidated balance sheets at March 31, 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was issuance of 300,000 shares of the Company’s stock (See Note 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of the Company’s common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the nine-month periods ended March 31, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $43,000 and $85,000, respectively, and for the three-month periods ended March 31, 2018 and 2017, approximately $0 and $43,000, respectively. The prepaid expense of this contract has been fully amortized as of March 31, 2018.

As of March 31, 2018, future maturities of prepaid expenses on value of shares issued for consulting are as follows:

Fiscal year ended June 30,

2018	$8,835
2019	25,235
Total	$34,070

Legal

On July 21, 2016, the Company was sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller, with Mr. Clemons named as an individual defendant. According to the Complaint, the Plaintiff alleged: (i) she was hired by the Company to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to the Company’s Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claimed causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and sought damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, the Company made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, the Company agreed to pay Ms. Miller as follows:

The Company paid Ms. Miller the total gross amount of one hundred twenty thousand dollars ($120,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017; and
b)	Beginning within ninety (90) days after March 29, 2017, the Company made monthly payments of fifteen thousand dollars ($15,000) to Ms. Miller’s representative until such time that Ms. Miller and her representative has received the gross amount of $120,000.

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

The Company had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of March 31, 2018. For the nine-month and three-month periods ended March 31, 2018, the Company paid Ms. Miller $85,000 and $0, respectively, as agreed in the settlement agreement. As of March 31, 2018, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

NOTE 5 – PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement, the Company has paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 825,000 shares of the Company’s common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares. To date, Dr. Saini has not participated in any sales of equity.

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $4,000 and $5,100 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $2,400 and $1,300 for the three-month periods ended March 31, 2018 and 2017, respectively.

The Company recognized a patent royalty expense of approximately $75,000 for the nine-month period ended March 31, 2018 compared to $75,000 for the nine-month period ended March 31, 2017 and approximately $25,000 for the three-month period ended March 31, 2018 compared to $25,000 for the three-month period ended March 31, 2017. The accrued payable of $325,000 pertaining to the patent royalty expense at March 31, 2018 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable to Stockholders

	Short Term Notes Payable to Stockholders
	March31, 2018	June 30, 2017
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	250,000	175,000
Net total	$364,000	$289,000

Short Term Notes Payable to Stockholders

(A)	In 2012, the Company issued a short term note payable to a non-affiliate stockholder. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of March 31, 2018, the outstanding balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(B)	In 2017, the Company issued short term notes payable to a non-affiliate stockholder. The notes were scheduled to mature on June 30, 2017 and accrued no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock. In connection with the issuance of the 50,000 shares of stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost. The expense has been fully amortized at June 30, 2017. The Company used a recent sale of stock to an independent third party for cash to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000. On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable. The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000. The amended and consolidated promissory note was scheduled to mature on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock (see Note 7). In connection with the issuance of the 200,000 shares of stock, the Company recorded the approximate $30,000 value of the shares issued as loss on extinguishment of debt. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Short Term Convertible Notes Payable

	Short Term Convertible Notes Payable
	March31, 2018	June 30, 2017
Crown Bridge Partners	$65,000	$-
Auctus Fund	110,000	-
EMA Financial	110,000	-
Subtotal	285,000	-
Debt discount	(261,250)	-
Net total	$23,750	$-

Crown Bridge Partners

On March 2, 2018, the Company held an initial closing under a Securities Purchase Agreement (the “Crown SPA”) and corresponding Convertible Promissory Note (the “Crown Note”) with Crown Bridge Partners, LLC (“Crown”), dated February 14, 2018. Under the Crown SPA and the Crown Note, Crown agreed to loan the Company up to One Hundred Thirty Thousand Dollars ($130,000) in tranches. The Crown Note has an original issuance discount of $13,000, meaning the maximum amount the Company can borrow under the Crown Note is $117,000. The initial tranche on March 2, 2018 was $65,000, with the Company receiving $58,500 and the remaining $6,500 being retained by Crown as the portion of the prorated original issuance discount. The Crown Note bears interest at Ten Percent (10%) per annum and matures twelve (12) months from the date of each tranche, with the initial tranche of $65,000 maturing on March 2, 2019. Under the terms of the Crown Note, Crown has the right, at any time to convert all or part of the amounts due to it under the Crown Note into shares of the Company’s common stock. The conversion price is 55% of the lesser of (a) the lowest traded price or (b) the lowest closing bid price, of the Company’s common stock on the twenty-five trading days prior to the conversion date. However, Crown may not convert the amounts due under the Note into shares of the Company’s common stock if such conversion would cause it to own more than 4.99% of the Company’s then-outstanding common stock, which limitation may be waived by Crown upon 61 days-notice. In the event the Company defaults under the terms of the Crown Note, the Company owes 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. The Company may prepay the amounts loaned to the Company under the Crown Note as follows: (i) during the initial 60-day period after each tranche, at 125% multiplied by the amount the Company is prepaying, (ii) during the 61st through 120 days after each tranche, at 135% multiplied by the amount the Company is prepaying, and (iii) during the 121st through 180th day after each tranche, at 150% multiplied by the amount the Company is prepaying. Any prepayments are subject to Crown’s written acceptance of such prepayment. After 180 days from each tranche the Company cannot prepay that tranche in cash.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

While this Note is outstanding, if the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in this Note) until this Note is no longer outstanding. Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time, then the Holder’s look back period shall automatically be adjusted to such greater number of days until this Note is no longer outstanding.

In addition to issuing the Crown Note, the Company agreed to issue Crown a warrant with each funding tranche. Each warrant will be for the purchase of shares of the Company’s common stock equal to 75% of the face value of the tranche divided by $0.50. For example, the first tranche of funding is for $65,000, the Company issued a warrant to purchase 97,500 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrant contains a cashless exercise provision. Each warrant expires five years after the date of issuance.

In connection with the warrants, if the Company, at any time from and after the Issuance Date, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of, sell or issue (or announce any offer, sale, grant or any option to purchase or other disposition of) any Common Stock or Common Stock Equivalents entitling any person, firm, association or entity to acquire shares of Common Stock at an effective price per share less than the then-current Exercise Price (including but not limited to under the Note), as adjusted hereunder (any such issuance being referred to as a “Dilutive Issuance,” subject, however, to the provision contained in the further definition of the term “Dilutive Issuance” contained in the agreement, then (a) the Exercise Price shall be adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired pursuant to such Common Stock Equivalents in the Dilutive Issuance, and (b) the number of Warrant Shares issuable upon the exercise of this Warrant shall be increased to an amount equal to the number of Warrant Shares Holder could purchase hereunder for the aggregate Exercise Price, as reduced pursuant to the agreement, equal to the aggregate Exercise Price payable immediately prior to such reduction in Exercise Price. Additionally, following the occurrence of a Dilutive Issuance, all references in this Warrant to “Warrant Shares” shall be a reference to the Warrant Shares as increased pursuant to the agreement, and all references in this Warrant to “Exercise Price” shall be a reference to the Exercise Price as reduced pursuant to the agreement, as the same may occur from time to time hereunder. Subject to the anti-dilution provision, the Company adjusted Crown’s warrant to purchase 243,750 shares of our common stock at an exercise price of $0.20 per share as a result of the warrant issued to Auctus Fund on March 8, 2018.

Auctus Fund

On March 8, 2018, the Company closed a Securities Purchase Agreement (the “Auctus SPA”) and corresponding Convertible Promissory Note (the “Auctus Note”) with Auctus Fund, LLC (“Auctus”), dated February 15, 2018. Under the Auctus SPA and the Auctus Note, Auctus agreed to loan the Company One Hundred Ten Thousand Dollars ($110,000). The Auctus Note bears interest at Ten Percent (10%) per annum and matures on November 15, 2018. Under the terms of the Auctus Note, Auctus has the right, at any time to convert all or part of the amounts due to it under the Auctus Note into shares of the Company’s common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty-five trading days prior to the conversion date. However, Auctus may not convert the amounts due under the Note into shares of the Company’s common stock if such conversion would cause it to own more than 4.99% of the Company’s then-outstanding common stock, which limitation may be waived by Auctus upon 61 days-notice. In the event the Company defaults under the terms of the Auctus Note, the Company owes 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. The Company may prepay the amounts loaned to the Company under the Auctus Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount the Company is prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount the Company is prepaying. Any prepayments are subject to Auctus’ written acceptance of such prepayment. After 180 days from the issue date the Company cannot prepay the Auctus Note.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

While this Note is outstanding, if the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in this Note) until this Note is no longer outstanding. Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time, then the Holder’s look back period shall automatically be adjusted to such greater number of days until this Note is no longer outstanding.

In addition to issuing the Auctus Note, the Company agreed to issue Auctus a warrant to acquire 275,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The warrant contains a cashless exercise provision and expires on the fifth anniversary of the warrant.

In connection with the warrants, if the Company, at any time from and after the Issuance Date, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of, sell or issue (or announce any offer, sale, grant or any option to purchase or other disposition of) any Common Stock or Common Stock Equivalents entitling any person, firm, association or entity to acquire shares of Common Stock at an effective price per share less than the then-current Exercise Price (including but not limited to under the Note), as adjusted hereunder (any such issuance being referred to as a “Dilutive Issuance,” subject, however, to the proviso contained in the further definition of the term “Dilutive Issuance” contained in the agreement, then (a) the Exercise Price shall be adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired pursuant to such Common Stock Equivalents in the Dilutive Issuance, and (b) the number of Warrant Shares issuable upon the exercise of this Warrant shall be increased to an amount equal to the number of Warrant Shares Holder could purchase hereunder for the aggregate Exercise Price, as reduced pursuant to the agreement, equal to the aggregate Exercise Price payable immediately prior to such reduction in Exercise Price. Additionally, following the occurrence of a Dilutive Issuance, all references in this Warrant to “Warrant Shares” shall be a reference to the Warrant Shares as increased pursuant to the agreement, and all references in this Warrant to “Exercise Price” shall be a reference to the Exercise Price as reduced pursuant to the agreement, as the same may occur from time to time hereunder.

EMA Financial

On March 8, 2018, the Company closed a Securities Purchase Agreement (the “EMA SPA”) and corresponding Convertible Promissory Note (the “EMA Note”) with EMA Financial, LLC (“EMA”), dated February 12, 2018. Under the EMA SPA and the EMA Note, EMA agreed to loan the Company One Hundred Ten Thousand Dollars ($110,000). The EMA Note has an original issuance discount of $6,600, meaning the amount the Company received at funding was $103,400. The EMA Note bears interest at Ten Percent (10%) per annum and matures on February 12, 2019. Under the terms of the EMA Note, EMA has the right, at any time to convert all or part of the amounts due to it under the EMA Note into shares of the Company’s common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty trading days prior to the conversion date. However, EMA may not convert the amounts due under the Note into shares of the Company’s common stock if such conversion would cause it to own more than 4.99% of the Company’s then-outstanding common stock, which limitation may be waived by EMA upon 61 days-notice. In the event the Company defaults under the terms of the EMA Note, the Company owes 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. The Company may prepay the amounts loaned to the Company under the EMA Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount the Company is prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount the Company is prepaying. Any prepayments are subject to EMA’s written acceptance of such prepayment. After 180 days from the issue date the Company cannot prepay the EMA Note.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

While this Note is outstanding, if the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in this Note) until this Note is no longer outstanding. Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time, then the Holder’s look back period shall automatically be adjusted to such greater number of days until this Note is no longer outstanding.

In addition to issuing the EMA Note, the Company agreed to issue EMA a warrant to acquire 137,500 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrant contains a cashless exercise provision and expires on the fifth anniversary of the warrant.

In connection with the warrants, if the Company, at any time from and after the Issuance Date, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of, sell or issue (or announce any offer, sale, grant or any option to purchase or other disposition of) any Common Stock or Common Stock Equivalents entitling any person, firm, association or entity to acquire shares of Common Stock at an effective price per share less than the then-current Exercise Price (including but not limited to under the Note), as adjusted hereunder (any such issuance being referred to as a “Dilutive Issuance,” subject, however, to the proviso contained in the further definition of the term “Dilutive Issuance” contained in the agreement, then (a) the Exercise Price shall be adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired pursuant to such Common Stock Equivalents in the Dilutive Issuance, and (b) the number of Warrant Shares issuable upon the exercise of this Warrant shall be increased to an amount equal to the number of Warrant Shares Holder could purchase hereunder for the aggregate Exercise Price, as reduced pursuant to the agreement, equal to the aggregate Exercise Price payable immediately prior to such reduction in Exercise Price. Additionally, following the occurrence of a Dilutive Issuance, all references in this Warrant to “Warrant Shares” shall be a reference to the Warrant Shares as increased pursuant to the agreement, and all references in this Warrant to “Exercise Price” shall be a reference to the Exercise Price as reduced pursuant to the agreement, as the same may occur from time to time hereunder. Subject to the anti-dilution provision and as a result of the warrant issued to Auctus detailed above, the Company issued EMA an amended and restated warrant to purchase 275,000 shares of our common stock at an exercise price of $0.20 per share, which replaced the original warrant issued to EMA.

Short Term Convertible Notes Conversion

The Company evaluated the notes under the requirements of ASC 480 “Distinguishing Liabilities From Equity” (ASC 480) and concluded that the notes do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provisions which reduces the purchaser’s conversion price in the event of subsequent dilutive issuances by the Company below the purchaser’s conversion price as described above, the conversion features do not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the conversion features meet all the embedded derivative criteria in ASC 815, and therefore, the conversion features meet the definition of an embedded derivative that should be separated from the notes and accounted for as a derivative liabilities.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

The embedded derivatives were recorded as a derivative liabilities on the consolidated Balance Sheet at its fair value of $330,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liabilities will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At March 31, 2018, the embedded derivatives were re-measured at fair value that was determined to be $320,000. During the three and nine months ended March 31, 2018, the Company recorded a gain on embedded derivative re-valuation of $10,000 and $10,000, respectively.

The fair value of the embedded derivative liabilities are measured in accordance with ASC 820 “Fair Value Measurement”, using the “Monte Carlo Method” modeling incorporating the following inputs:

	March 31,	March 2,
Crown Bridge Partners	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	260.0%	255.0%
Risk-free interest rate	2.01%	2.06%
Stock price	$0.15	$0.18
Conversion price	$0.05	$0.06

	March 31,	March 8,
Auctus Fund	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	255.0%	275.0%
Risk-free interest rate	2.01%	1.97%
Stock price	$0.15	$0.16
Conversion price	$0.05	$0.05

	March 31,	March 8,
EMA Financial	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	270.0%	265.0%
Risk-free interest rate	2.01%	2.05%
Stock price	$0.15	$0.16
Conversion price	$0.05	$0.06

Short Term Convertible Notes Warrants

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent issuances, the Warrants are not indexed to our common stock, and the Company has determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $96,289 at the date of issuance. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At March 31, 2018, the warrant liability was re-measured at fair value that was determined to be $96,903. During the three and nine months ended March 31, 2018, the Company recorded a loss on warrant re-valuation of $614 and $614, respectively.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

Crown Bridge Partners	March 31, 2018	March 3, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.56%	2.63%
Stock price	$0.15	$0.18
Exercise price	$0.20	$0.50

Auctus Fund	March 31, 2018	March 8, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.56%	2.63%
Stock price	$0.15	$0.16
Exercise price	$0.20	$0.20

EMA Financial	March 31, 2018	March 8, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.56%	2.63%
Stock price	$0.15	$0.16
Exercise price	$0.20	$0.40

Debt Discount

The Company issued the notes with warrants that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: original issue discount of approximately $32,000, approximately $96,000 to the warrants granted, and approximately $330,000 to the embedded derivative, resulting in a debt discount to such notes of approximately $285,000 with the remaining amount of approximately $173,000 expensed at inception of the note. The debt discount is accreted to interest expense over the term of the note.

The Company recorded debt discount accretion of approximately $24,000 and $0 to interest expense for the three and nine months ended March 31, 2018, respectively. The accretion of debt discount expense to be recognized in future years is approximately $261,000.

Changes in the derivative and warrant liabilities were as follows:

Derivative liabilities:
March 2-8, 2018	$330,000
Increase (decrease) in fair value	(10,000)
March 31, 2018	$320,000

Warrant liabilities:
March 2-8, 2018	$96,289
Increase in fair value	614
March 31, 2018	$96,903

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Convertible Notes to Stockholders

	Convertible Notes Payable
	March31, 2018	June 30, 2017
Convertible notes payable (A)	$116,000	$131,000
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,560,112	2,460,112
Subtotal	2,936,112	2,851,112
Debt discount	(7,049)	(12,053)
Net total	$2,929,063	$2,839,059

Convertible Notes Payable (A)

Between September 2013 and December 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $26,000 and the repayment of one note totaling $15,000, netting a balance of approximately $116,000. Under the terms of these notes, maturity dates range from June 2015 and July 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of the Company’s common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of the Company’s outstanding common stock and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended March 31, 2018, the Company is in default approximately $47,500 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that some of the notes had a beneficial conversion feature of approximately $38,000.

The Company recognized an accretion of debt discount expense of approximately $5,000 and $11,500 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $1,700 and $2,000 for the three-month periods ended March 31, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $7,000.

Unsecured, Amended and Consolidated Convertible Note Payable (B)

December 2014 Convertible Note

In December 2014, the Company entered into an unsecured convertible promissory note with a non-affiliate stockholder for a principal amount of $200,000. The note payable accrued interest at 7.5% per annum and was convertible into shares of the Company’s common stock at a conversion rates of $1.00 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock and contained piggyback registration rights. The note payable was extinguished in December 2015.

In December 2014, the Company determined that the note had a beneficial conversion feature of approximately $90,000.

December 2015 Convertible Note

In December 2015, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of $260,000. In exchange, the Company extinguished a $10,000 short term note payable, the $200,000 convertible note payable issued in December 2014, and received cash of $50,000. The amended and consolidated note payable matures in October 2019, accrues interest at 7.5% per annum, and convertible into shares of the Company’s common stock at a conversion rates of $0.20 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights. In addition, the Company granted to the noteholder a cashless warrant to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 per share, for each share the noteholder is entitled pursuant to the promissory note. The options are fully vested and shall expire three years from date of execution.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

Unsecured, Amended and Consolidated Convertible Notes Payable (C)

January 2017 Convertible Note

In January 2017, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,460,000. In exchange, the Company modified the $2,410,112 convertible promissory note payable issued in November 2016 and received cash of $50,000. The amended and consolidated convertible note payable matures in January 2019, accrues interest at 5% per annum, and is convertible into shares of the Company’s common stock at a conversion rate of $0.15 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights. The note payable was extinguished in October 2017.

In connection with the $2,460,000 convertible note payable, the Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

October 2017 Convertible Note

In October 2017, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,560,000. In exchange, the Company modified the $2,460,112 convertible promissory note payable issued in January 2017 and received cash of $100,000. The amended and consolidated convertible promissory note matures in October 2019, accrues interest at 5% per annum and is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights.

In connection with the $2,560,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $0 and $3.1 million for the three-month and nine-month periods ended March 31, 2018, respectively.

The Company recognized interest expense on all notes payable to stockholders of approximately $126,000 and $116,000 for the nine-month periods ended March 31, 2018 and 2017, respectively and approximately $44,000 and $40,000 for the three-month periods ended March 31, 2018 and 2017, respectively. Accrued interest on all notes payable to stockholders at March 31, 2018 and 2017 totaled approximately $382,000 and $219,000, respectively, and is included in accounts payable.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

As of March 31, 2018, future maturities of all notes payable are as follows:

2018	$724,000
2019	2,845,112
2020	16,000
Total outstanding notes	3,585,112
Debt Discount	(268,299)
Net Notes Payable	$3,316,813

NOTE 7 – STOCK TRANSACTIONS

For the nine-month period ended March 31, 2018, the Company issued 144,000 shares of its common stock to a non-affiliate investor at $1.25 per share in exchange for $180,000. The investor had an existing stock purchase agreement with the Company that allowed him to purchase up to $2,000,000 worth of the Company’s common stock at $1.25 per share. In addition to the 144,000 shares of the Company’s common stock, the Company issued the investor a warrant to acquire 144,000 shares of the Company’s common stock at $2.50 per share. The warrants have been accounted for as an equity transaction under GAAP.

For the nine-month period ended March 31, 2018, the Company entered into stock purchase agreements with a non-affiliate stockholder, under which the Company issued 220,000 shares of its common stock, in exchange for $110,000. In connection with the stock purchase agreement, the Company issued 220,000 warrants at $1.00 per share. The warrants have been accounted for as an equity transaction under GAAP.

For the nine-month period ended March 31, 2018, the Company issued 795,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for legal services, consulting services, employee stock award and financing fee per agreements dated between July 2017 and March 2018. The aggregate fair market value of these shares was approximately $138,000 as the fair market value of the stock was between $0.15 and $0.20 per share. The Company used recent sales of stock to determine the fair market value of these transactions.

On May 15, 2017, the Company issued a Private Placement Memorandum (“PPM”). The PPM authorizes the sale of up to 400 units, with each Unit consisting of one $10,000 Principal Amount Convertible Debenture and a warrant to purchase one share of the Company’s common stock, at a price of $1.25 per Unit. Each Unit includes a warrant to purchase 25,000 shares of the Company’s common stock, $.001 par value, at the exercise price of $0.80 per share. The Debentures will be convertible at Forty Cents ($0.40) per share. The Offering was to terminate on June 30, 2017, unless extended one or more times by us to a date not later than July 31, 2017. On August 18, 2017, by unanimous written consent of the Company’s directors, the company extended the offering through December 31, 2017. The Company received no subscriptions and the offering closed effective December 31, 2017.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the nine-month period ended March 31, 2018, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45 and a weighted average contractual life of 7.69 years, with 682,000 options exercisable at a weighted average exercise price of $1.64 and a weighted average contractual life of 6.92 years. For the nine-month periods ended March 31, 2018 and 2017, the Company recognized an expense of approximately $48,000 and $285,000, respectively, and for the three-month periods ended March 31, 2018 and 2017, the Company recognized an expense of approximately $16,000 and $85,000, respectively, which was recorded as compensation expense. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $113,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Warrants

For the nine-month period ended March 31, 2018, the Company had approximately 3,200,000 warrants outstanding at an average exercise price of $0.78. For the nine-month periods ended March 31, 2018 and 2017, the Company recognized an accretion of debt discount related to warrants expense of approximately $3,900 and $2,800, respectively, and for the three-month periods ended March 31, 2018 and 2017, the Company recognized an accretion of debt discount related to warrants expense of approximately $1,300 and $1,300, respectively. The approximate expense expected to be recognized in future years is $5,900.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreements

Eric Clemons

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until December 31, 2017. The Company has entered into a new employment agreement with Mr. Clemons.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2018, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $16,500 for the nine-month periods ended March 31, 2018 and 2017, respectively and approximately $5,500 for the three-month periods ended March 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $10,000.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the nine-month periods ended March 31, 2018 and 2017, a cash placement bonus was earned of approximately $0 and $27,000, respectively, and for the three-month periods ended March 31, 2018 and 2017, a cash placement bonus was earned of approximately $0, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2018, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $12,000 and $27,000 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $4,000 for the three-month periods ended March 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $35,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

On February 1, 2018, the Company entered into a new employment agreement with Eric Clemons, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of Two Hundred Fourteen Thousand Five Hundred Dollars ($214,500).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule, of which 160,000 shares of stock were issued on February 1, 2018 (See Note 7). The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of March 31, 2018, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $34,000 and $0 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $34,000 and $0 for the three-month periods ended March 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $110,000.

To date, employee and employer payroll taxes have been accrued but have not been remitted to taxing authorities by the Company for cash compensation paid. As a result, the Company is liable such payroll taxes and any related penalties and interest.

Wesley Tate

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company entered into a new contract on October 1, 2015.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2018, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $8,000 for the nine-month periods ended March 31, 2018 and 2017, respectively and approximately $2,700 for the three-month periods ended March 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $5,000.

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2018, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $12,000 and $27,000 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $4,000 for the three-month periods ended March 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $35,000.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

On February 1, 2018, the Company entered into a new employment agreement with Wesley Tate, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of One Hundred Eighty-Seven Thousand Two Hundred Dollars ($187,200).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule of which 160,000 shares of stock were issued on February 1, 2018 (See Note 7). The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of March 31, 2018, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $34,000 and $0 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $34,000 and $0 for the three-month periods ended March 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $110,000.

To date, employee and employer payroll taxes have been accrued but have not been remitted to taxing authorities by the Company for cash compensation paid. As a result, the Company is liable such payroll taxes and any related penalties and interest.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

The total number of potential additional dilutive options and warrants outstanding was approximately 4.0 million and 2.6 million for the nine-month periods ended March 31, 2018 and 2017, respectively. In addition, the convertible notes convert at an exercise price of between $0.10 and $5.00 per share of common stock representing approximately 30 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months ended March 31,		For The Three Months ended March 31,
	2018	2017	2018	2017

Net loss attributable to the common stockholders	$(4,499,065)	(15,449,535)	$(654,602)	$(566,754)

Basic weighted average outstanding shares of common stock	8,365,059	7,421,427	8,755,125	7,605,236
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	8,365,059	7,421,427	8,755,125	7,605,236

Earnings (loss) per share:
Basic and diluted	$(0.54)	(2.08)	$(0.07)	$(0.07)

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

In addition, the Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $325,000 in accounts payable for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

The patent will have an estimated useful life of 20 years based on the term of the patent. Amortization of the patent will begin when the patent is issued by the United States Patent and Trademark Office and put in use.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $4,000 and $5,100 for the nine-month periods ended March 31, 2018 and 2017, respectively, and approximately $2,400 and $1,300 for the three-month periods ended March 31, 2018 and 2017, respectively.

We recognized a patent royalty expense of approximately $75,000 for the nine-month period ended March 31, 2018 compared to $75,000 for the nine-month period ended March 31, 2017 and approximately $25,000 for the three-month period ended March 31, 2018 compared to $25,000 for the three-month period ended March 31, 2017. The accrued payable of $325,000 pertaining to the patent royalty expense at March 31, 2018 is included in related party payables.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

For the three-month periods ended March 31, 2018 and 2017, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $103,000, or 19.64%, to approximately $422,000 in the three-month period ended March 31, 2018 from approximately $525,000 in the three-month period ended March 31, 2017 primarily due to the following: decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; offset by an increase in research and development costs as we continue to fund the development of the medical device; an increase in compensation and employee expenses; increase in professional fees due to an increase in legal fees and expenses; and increase in travel and entertainment expenses due to increase in required travel.

Operating expenses for the three-month period ended March 31, 2018 were primarily comprised of (amounts approximate) marketing costs of $2,500, research and development costs of $80,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $64,000, compensation expense of $84,000, employee expense of $103,000; professional fees of $41,000, travel and entertainment costs of $18,000, and other operating expenses of $4,500.

Operating expenses for the three-months ended March 31, 2017 were primarily comprised of (amounts approximate) marketing costs of $1,600, research and development costs of $59,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $232,000, compensation expense of $77,500, employee expense of $95,000, professional fees of $20,000, travel and entertainment costs of $11,000, and other operating expenses of $2,500.

Other income (expenses)

Other expense increased by approximately $191,000, or 452.63%, to approximately $233,044 in the three-month period ended March 31, 2018 from approximately $42,000 in the three-month period ended March 31, 2017 primarily due to a significant increase in interest expense due to the recognition of derivative liabilities associated with the issuance of convertible promissory notes and warrants; increase in accretion of recorded debt discounts related to notes payable; and the recognition in the change of fair value of warrant liability, offset by a decrease in the change of fair value of derivative liability.

Net loss before income taxes

Net loss before income taxes for the three-month period ended March 31, 2018 totaled approximately $655,000 compared to $567,000 for the three-month period ended March 31, 2017. The increase in net loss before income taxes was primarily due to the following: a significant increase in interest expense due to the recognition of derivative liabilities associated with the issuance of convertible promissory notes and warrants; increase in accretion of recorded debt discounts related to notes payable; the recognition in the change of fair value of warrant liability; and increase in research and development costs as we continue to fund the development of the medical device; an increase in compensation and employee expenses; increase in professional fees due to an increase in legal fees and expenses; and increase in travel and entertainment expenses due to increase in required travel, offset by a decrease in the change of fair value of derivative liability and decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Revenue

For the nine-month periods ended March 31, 2018 and 2017, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $464,000, or 30.08%, to approximately $1,080,000 in the nine-month period ended March 31, 2018 from approximately $1,540,000 in the nine-month period ended March 31, 2017 primarily due to the following: decrease in marketing expense; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expense due to some of the expense having been fully amortized; decrease in compensation expense as some of the expenses have been fully amortized; decrease in professional fees due to the settlement of the Miller litigation; and decrease in investor relations; offset by increase in research and development cost as we continue to fund the development of the medical device; increase in employee expense; and increase in travel and entertainment expenses due to increase in required travel.

Operating expenses for the nine-months ended March 31, 2018 were primarily comprised of (amounts approximate) marketing costs of $8,700, research and development costs of $205,000, patent royalty expense of $75,000, consulting services costs primarily paid through the issuance of our common stock of $249,000, compensation expense of $115,000, employee expenses of $293,000, professional fees of $84,000, investor relations expense of $1,000, travel and entertainment costs of $37,000, and other operating expenses of $12,000.

Operating expenses for the nine-months ended March 31, 2017 were primarily comprised of (amounts approximate) marketing costs of $10,000, research and development costs of $190,000, patent royalty expense of $75,000, consulting services costs primarily paid through the issuance of our common stock of $746,000, compensation expense of $264,000, employee expense of $95,000, professional fees of $108,000, investor relations expense of $10,000, travel and entertainment costs of $33,000, and other operating expenses of $11,000.

Other income (expenses)

Other expense decreased by approximately $10,486,000, or 75.41%, to approximately $3,420,000 in the nine-month period ended March 31, 2017 from approximately $13,900,000 in the nine-month period ended March 31, 2017 primarily due to a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss and the decrease in accretion of recorded debt discounts related to notes payable; and decrease in the change of fair value of derivative liability, offset by an increase in interest expense due to the recognition of derivative liabilities associated with the issuance of convertible promissory notes and warrants; increase in accretion of recorded debt discounts related to notes payable; and the recognition in the change of fair value of warrant liability.

Net loss before income taxes

Net loss before income taxes for the nine-month period ended March 31, 2018 totaled approximately $4,500,000 compared to $15,500,000 for the nine-month period ended March 31, 2017. The decrease in net loss before income taxes was primarily due to the following: a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss; decrease in the change of fair value of derivative liability; decrease in marketing expense; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expense due to some of the expense having been fully amortized; decrease in compensation expense as some of the expenses have been fully amortized; decrease in professional fees due to the settlement of the Miller litigation; and decrease in investor relations offset by an increase in interest expense due to the recognition of derivative liabilities associated with the issuance of convertible promissory notes and warrants; increase in accretion of recorded debt discounts related to notes payable; and the recognition in the change of fair value of warrant liability; increase in research and development cost as we continue to fund the development of the medical device; increase in employee expense; and increase in travel and entertainment expenses due to increase in required travel.

Assets and Liabilities

Assets were approximately $125,000 as of March 31, 2018. Assets consisted of cash of approximately $30,000 and prepaid expense of approximately $95,000. Liabilities were approximately $5,320,000 as of March 31, 2018. Liabilities primarily consisted of (amounts approximate) accounts payable of $1,030,000, related party payables of $325,000, accrued payroll of $161,000, payroll taxes payable of $70,000, short term related party notes payable of $364,000, current portion of convertible notes of $345,000, short term convertible notes payable, net of debt discount, of $23,750, derivative liabilities of $320,000, warrant liabilities of $97,000 and convertible notes to stockholders, net of debt discount, of $2,584,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $5,195,000 as of March 31, 2018. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $32,000,000 at March 31, 2018, offset by shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,781,000, net of issuance costs, beneficial conversion feature associated with convertible note of $18,361,000, shares issued in conversion of liabilities of $758,000, shares associated with warrants, options and issuances for services of $5,900,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of approximately $19,000 in the nine-month period ended March 31, 2018 resulting from cash used in operating activities of approximately $685,000, offset partially by cash provided by financing activities of approximately $703,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2018	2017

Cash at beginning of period	$11,345	$20,245
Net cash used in operating activities	(684,531)	(445,728)
Net cash provided by financing activities	703,250	426,000
Cash at end of period	$30,064	$517

Cash Flows from Operating Activities – For the nine-month period ended March 31, 2018, net cash used in operations was approximately $685,000 compared to net cash used in operations of approximately $446,000 for the nine-month period ended March 31, 2017. Net cash used in operations for the nine-month period ended March 31, 2018 was primarily due to a net loss of approximately $4,500,000, accretion of debt discount of approximately $29,000, initial fair value of derivative liability included as interest expense of approximately $173,000, decrease in the change in derivative liabilities of approximately $10,000, change in warrant liabilities of approximately $600, loss from extinguishment of debt of approximately $3,102,000, stock-based compensation of approximately $115,000, amortization of prepaid consulting compensation of approximately $186,000, stock compensation for legal services of approximately $15,000, and the changes in operating assets and liabilities of approximately $203,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine-month period ended March 31, 2018 was approximately $703,000, compared to net cash provided of approximately $426,000 in the same period in 2017. The cash provided by financing activities for the nine-month period ended March 31, 2018 was due to proceeds from promissory notes payable to stockholders of approximately $175,000, proceeds from issuance of stock of approximately $290,000 and proceeds from issuance of short term convertible notes of approximately $253,000 offset by repayment of promissory notes of approximately $15,000.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $32,000,000 and $27,500,000 at March 31, 2018 and June 30, 2017, respectively, and had a net loss of approximately $4,500,000 and $15,500,000 for the nine-month periods ended March 31, 2018 and 2017, respectively, net cash used in operating activities of approximately $685,000 and $446,000 for the nine-month periods ended March 31, 2018 and June 30, 2017, respectively, with no revenue earned since inception, and limited cash of $30,000 and $11,000 at March 31, 2018 and June 30, 2017, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, useful lives and residual value of long-lived assets, and the valuation of equity instruments. We make these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The more significant estimates and assumptions by management include among others: useful lives and residual values of long-lived assets, the valuation of equity instruments, the valuation of warrants and options, the valuation of derivative liabilities, and the valuation of warrant liabilities.

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

Convertible debt – derivative treatment

When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the Monte Carlo Method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Based on that assessment, management believes that, as of March 31, 2018, our internal control over financial reporting was ineffective, based on the COSO criteria, due to the following material weaknesses listed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 21, 2016, we were sued in the United States District Court for the Eastern District of Pennsylvania (Miriam Weber Miller v. Cerebain Biotech Corp. and Eric Clemons, Civil Action No. 16-3943) by Miriam Weber Miller, with Mr. Clemons named as an individual defendant. According to the Complaint, the Plaintiff alleged: (i) she was hired by us to perform public relations, investor relations, corporate growth strategies, and was to be an advisor to our Chief Executive Officer, (ii) she performed services, and (iii) that she was not fully compensated for those services. The Complaint claimed causes of action for breach of contract, violation of the Pennsylvania wage payment and collection law, and unjust enrichment, and sought damages of approximately $400,000. On April 3, 2017, without admitting fault or liability, and still denying the same, we made a business decision to resolve the lawsuit and it is now settled, effectively ending the litigation. In consideration for signing the agreement, we agreed to pay Ms. Miller as follows:

We paid Ms. Miller the total gross amount of one hundred twenty thousand dollars ($120,000) as follows:

a)	One payment of twenty thousand dollars ($20,000) within thirty (30) days after March 29, 2017; and

b)	Beginning within ninety (90) days after March 29, 2017, we made monthly payments of fifteen thousand dollars ($15,000) to Ms. Miller’s representative until such time that Ms. Miller and her representative has received the gross amount of $120,000.

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

We had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of March 31, 2018. For the nine-month and three-month periods ended March 31, 2018, we paid Ms. Miller $85,000 and $0, respectively, as agreed in the settlement agreement. As of March 31, 2018, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three-month period ended March 31, 2018, we entered into a stock purchase agreement with a non-affiliate stockholder, under which we issued 220,000 shares of our common stock, in exchange for $110,000. In connection with the stock purchase agreement, we issued warrants to purchase 220,000 shares of our common stock at $1.00 per share. Based on the representations of the stockholder in the stock purchase agreement, the issuance of the shares and the warrant were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

For the three-month period ended March 31, 2018, we issued 420,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for legal services and employee stock awards per agreements dated between January 2018 and March 2018. The aggregate fair market value of these shares was approximately $73,000 as the fair market value of the stock was between $0.15 and $0.18 per share. We used recent sales of stock to determine the fair market value of these transactions. Based on the information provided to us by the individuals, the issuance of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

Crown Bridge Partners

On March 2, 2018, we held an initial closing under a Securities Purchase Agreement (the “Crown SPA”) and corresponding Convertible Promissory Note (the “Crown Note”) with Crown Bridge Partners, LLC (“Crown”), dated February 14, 2018. Under the Crown SPA and the Crown Note, Crown agreed to loan us up to One Hundred Thirty Thousand Dollars ($130,000) in tranches. The Crown Note has an original issuance discount of $13,000, meaning the maximum amount we can borrow under the Crown Note is $117,000. The initial tranche on March 2, 2018 was $65,000, with us receiving $58,500 and the remaining $6,500 being retained by Crown as the portion of the prorated original issuance discount. The Crown Note bears interest at Ten Percent (10%) per annum and matures twelve (12) months from the date of each tranche, with the initial tranche of $65,000 maturing on March 2, 2019. Under the terms of the Crown Note, Crown has the right, at any time to convert all or part of the amounts due to it under the Crown Note into shares of our common stock. The conversion price is 55% of the lesser of (a) the lowest traded price or (b) the lowest closing bid price, of our common stock on the twenty-five trading days prior to the conversion date. However, Crown may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock, which limitation may be waived by Crown upon 61 days-notice. In the event we default under the terms of the Crown Note, we owe 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. We may prepay the amounts loaned to us under the Crown Note as follows: (i) during the initial 60-day period after each tranche, at 125% multiplied by the amount we are prepaying, (ii) during the 61st through 120 days after each tranche, at 135% multiplied by the amount we are prepaying, and (iii) during the 121st through 180th day after each tranche, at 150% multiplied by the amount we are prepaying. Any prepayments are subject to Crown’s written acceptance of such prepayment. After 180 days from each tranche we cannot prepay that tranche in cash.

In addition to issuing the Crown Note, we agreed to issue Crown a warrant with each funding tranche. Each warrant will be for the purchase of shares of our common stock equal to 75% of the face value of the tranche divided by $0.50. For example, the first tranche of funding is for $65,000, we issued a warrant to purchase 97,500 shares of our common stock at an exercise price of $0.50 per share. The warrant contains an anti-dilution provision. Subject to the anti-dilution provision, we issued Crown a warrant to purchase 243,750 shares of our common stock at an exercise price of $0.20 per share. The warrant contains a cashless exercise provision. Each warrant expires five years after the date of issuance.

Based on the representations of Crown in the Crown SPA, the issuance of the Crown Note and the warrant issued to Crown were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

Auctus Fund

On March 8, 2018, we closed a Securities Purchase Agreement (the “Auctus SPA”) and corresponding Convertible Promissory Note (the “Auctus Note”) with Auctus Fund, LLC (“Auctus”), dated February 15, 2018. Under the Auctus SPA and the Auctus Note, Auctus agreed to loan us One Hundred Ten Thousand Dollars ($110,000). The Auctus Note bears interest at Ten Percent (10%) per annum and matures on November 15, 2018. Under the terms of the Auctus Note, Auctus has the right, at any time to convert all or part of the amounts due to it under the Auctus Note into shares of our common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty-five trading days prior to the conversion date. However, Auctus may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock, which limitation may be waived by Auctus upon 61 days-notice. In the event we default under the terms of the Auctus Note, we owe 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. We may prepay the amounts loaned to us under the Auctus Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount we are prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount we are prepaying. Any prepayments are subject to Auctus’ written acceptance of such prepayment. After 180 days from the issue date we cannot prepay the Auctus Note.

In addition to issuing the Auctus Note, we agreed to issue Auctus a warrant to acquire 275,000 shares of our common stock at an exercise price of $0.20 per share. The warrant contains an anti-dilution provision. The warrant contains a cashless exercise provision and expires on the fifth anniversary of the warrant.

Based on the representations of Auctus in the Auctus SPA, the issuance of the Auctus Note and the warrant issued to Auctus were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

EMA Financial

On March 8, 2018, we closed a Securities Purchase Agreement (the “EMA SPA”) and corresponding Convertible Promissory Note (the “EMA Note”) with EMA Financial, LLC (“EMA”), dated February 12, 2018. Under the EMA SPA and the EMA Note, EMA agreed to loan us One Hundred Ten Thousand Dollars ($110,000). The EMA Note has an original issuance discount of $6,600, meaning the amount we received at funding was $103,400. The EMA Note bears interest at Ten Percent (10%) per annum and matures on February 12, 2019. Under the terms of the EMA Note, EMA has the right, at any time to convert all or part of the amounts due to it under the EMA Note into shares of our common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty trading days prior to the conversion date. However, EMA may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock, which limitation may be waived by EMA upon 61 days-notice. In the event we default under the terms of the EMA Note, we owe 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. We may prepay the amounts loaned to us under the EMA Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount we are prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount we are prepaying. Any prepayments are subject to EMA’s written acceptance of such prepayment. After 180 days from the issue date we cannot prepay the EMA Note.

In addition to issuing the EMA Note, we agreed to issue EMA a warrant to acquire 137,500 shares of our common stock at an exercise price of $0.40 per share. The warrant contains an anti-dilution provision. Subject to the anti-dilution provision and as a result of the warrant issued to Auctus detailed above, we issued EMA an amended and restated warrant to purchase 275,000 shares of our common stock at an exercise price of $0.20 per share, which replaced the original warrant issued to EMA. The warrant contains a cashless exercise provision and expires on the fifth anniversary of the warrant.

Based on the representations of EMA in the EMA SPA, the issuance of the EMA Note and the warrant issued to EMA were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.27(13)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28(13)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (12)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30(14)	Employment Agreement with Wesley Tate dated October 1, 2015

10.31 (15)	$2,285,000 Amended and Consolidated Promissory Note dated August 1, 2016

10.32(16)	$2,410,000 Amended and Consolidated Promissory Note dated November 22, 2016

10.33(17)	$2,460,000 Amended and Consolidated Promissory Note date January 24, 2017

10.34(18)	Stock Purchase Agreement with Stockholder dated February 1, 2018

10.35(18)	Employment Agreement with Eric Clemons dated February 1, 2018

10.36(18)	Employment Agreement with Wesley Tate dated February 1, 2018

10.37(19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with Crown Bridge Partners dated March 2, 2018

10.38(19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with Auctus Fund dated March 8, 2018

10.39(19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with EMA Financial dated March 8, 2018

10.40*	Amended and Restated Warrant Agreement with EMA Financial dated February 15, 2018

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21(13)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-Q for the three-month periods ended March 31, 2018 furnished in XBRL).
101.INS	Interactive Data File (Form 10-Q for the three-month periods ended March 31, 2018 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.
(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.
(12)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.
(13)	Incorporated by reference from our Form 10K filed with the Commission on August 11, 2014.
(14)	Incorporated by reference from our Form 10Q filed with the Commission on November 16, 2015.
(15)	Incorporated by reference from our Form 10Q filed with the Commission on November 14, 2016.
(16)	Incorporated by reference from our Form 10Q filed with the Commission on February 10, 2017.
(17)	Incorporated by reference from our Form 10Q filed with the Commission on May 11, 2017.
(18)	Incorporated by reference from our Form 10Q filed with the Commission on February 6, 2018.
(19)	Incorporated by reference from our Form 8-K filed with the Commission on March 13, 2018.

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

Date: May 15, 2018

