Form 10-K
period 2018-06-30
CEREBAIN BIOTECH CORP.
filed 2018-09-26
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

_____________________________________

(Former name, address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2017 was approximately $589,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 26, 2018
Common Stock, $0.001 par value	9,629,347

DOCUMENTS INCORPORATED BY REFERENCE: NONE

2

CEREBAIN BIOTECH CORP.

2018 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Background

Business Overview

We were incorporated on December 18, 2007, in the State of Nevada. We are a smaller reporting biomedical company and through our wholly-owned subsidiary, Cerebain Operating, Inc. (“Cerebain”), our business involves the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. Under our current plan, our products will include both a medical device solution as well as a synthetic drug solution.

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

General

Description of Patent License Agreement

On June 10, 2010, our subsidiary, Cerebain Operating, Inc., entered into a Patent License Agreement under which it acquired the exclusive rights to certain intellectual property (patent pending) related to using Omentum for treating dementia conditions. Under the agreement, we paid rights fees of $50,000 to Dr. Saini, and issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini has the option to participate in the sale of equity by us in the future, up to ten percent (10%) of the money raised, in exchange for the applicable number of his shares.

The Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $350,000 in accounts payable at June 30, 2018 and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

Legal fees, pertaining to the patent, are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $4,400 and $7,500 for the fiscal years ended June 30, 2018 and 2017, respectively.

We recognized a patent royalty expense of approximately $100,000 for the fiscal year ended June 30, 2018 compared to $100,000 for the fiscal year ended June 30, 2017. The accrued payable of $350,000 pertaining to the patent royalty expense at June 30, 2018 is included in related party payables.

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

Principal Products and Services

Our Products

Dr. Saini is the inventor of U.S. Patent Application No. 16/031,898, derived from Patent Application No. 15/823,486, No. 15/493,535, No. 15/260,699, No. 15/006,939, No. 13/849,014, No. 13/309,468 and No. 12/361,808, and its foreign counterparts in Europe. He is one of our founders and a medical advisor to the Company. As a practicing physician, he is a gastrointestinal specialist, and often needs to apply a gastrostomy tube to an abdominal area of a patient for surgical procedures. In some cases, when a patient having dementia underwent such surgery, Dr. Saini observed that some of symptoms of dementia became noticeably improved for at least 24 hours or longer after the surgery. These observations led Dr. Saini to a hypothesis that stimulation of Omentum can improve conditions related to dementia and such improvement may occur because the stimulation of Omentum induces production and/or secretion of some biological agent(s) that can improve such conditions.

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

We completed the Initial Feasibility Study and, as a result of the findings, entered into an agreement with Sonos in September 2012 to build up to three medical device prototypes to be used for testing. In April 2014, we entered into an addendum to the agreement with Sonos, which included a commitment by us to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of our stock and paid approximately $320,000, of which $165,000 has been incurred towards our monetary commitment.

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

Intellectual Property

Currently, our only intellectual property is the patent we are licensing from Dr. Saini. Other than the license, our trade secrets and proprietary know-how, we do not have any other intellectual property. As noted above, we entered into a Patent License Agreement under which we acquired the exclusive rights to certain intellectual property related to using Omentum for treating dementia conditions. Under the agreement we have paid rights fees of $50,000 to Dr. Saini, and we issued Dr. Saini 825,000 shares of our common stock. We have recognized costs associated with the patent rights for $350,000 in accounts payable at June 30, 2018 for the patent rights and are currently in arrears and in discussions to renegotiate the terms of the agreement.

Employees and Contractors

As of the date of this filing, we have 2 employees and 11 independent contractors.

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

Our financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

Upon all payments being made pursuant to the terms set forth in the agreement, Ms. Miller agreed to knowingly and voluntarily release and discharge us of and from all claims, demands, liabilities, obligations, promises, controversies, compensation, wages, bonuses, commissions, damages, rights, actions and causes of action known and unknown, at law or in equity, which Ms. Miller has or may have against us as of the date of execution of the settlement agreement.

We had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2018. For the fiscal year ended June 30, 2018, we paid Ms. Miller $85,000 as agreed in the settlement agreement. As of June 30, 2018, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTBQB-tier of OTC Markets under the symbol “CBBT.” We were initially quoted on September 19, 2011. For the fiscal year ended June 30, 2018, there were 9,039,347 shares outstanding. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Fiscal Year ended June 30, 2018
	High	Low
First Quarter	$0.46	$0.12
Second Quarter	$0.25	$0.07
Third Quarter	$0.22	$0.13
Fourth Quarter	$0.25	$0.14

	Fiscal Year ended June 30, 2017
	High	Low
First Quarter	$1.09	$0.75
Second Quarter	$0.83	$0.56
Third Quarter	$0.80	$0.22
Fourth Quarter	$0.55	$0.21

(b) Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on June 30, 2018 was 122. Many of the shares of our common stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

Recent Sales of Unregistered Securities

For the three-month period ended June 30, 2018, we had no recent sales of unregistered securities.

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

Results of Operations

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

Revenue

For the fiscal years ended June 30, 2018 and June 30, 2017, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $620,000, or 30.61%, to approximately $1,410,000 in the fiscal year ended June 30, 2018 from approximately $2,000,000 in the fiscal year ended June 30, 2017 primarily due to the following: decrease in marketing expense; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expense due to some of the expense having been fully amortized; decrease in professional fees due to the settlement of the Miller litigation; decrease in travel and entertainment expenses due to decrease in required travel; and decrease in investor relations; offset by increase in research and development cost as we continue to fund the development of the medical device; and increase in employee expense.

Operating expenses for the fiscal year ended June 30, 2018 were comprised of (amounts approximate) marketing costs of $9,000, research and development costs of $295,000, patent royalty expense of $100,000, consulting services costs primarily paid through the issuance of our common stock of $277,000, compensation expense of $146,000, employee expense of $400,000, professional fees of $120,000, investor relations expense of $2,000, travel and entertainment costs of $48,000, and other operating expenses of $13,000.

Operating expenses for the fiscal year ended June 30, 2017 were comprised of (amounts approximate) marketing costs of $10,000, research and development costs of $241,000, patent royalty expense of $100,000, consulting services costs primarily paid through the issuance of our common stock of $915,000, compensation expense of $341,000, employee expense of $190,000, professional fees of $163,000, investor relations expense of $10,000, travel and entertainment costs of $50,000, and other operating expenses of $14,000.

Other income (expenses)

Other expense decreased by approximately $10,470,000, or 74.91%, to approximately $3,508,000 in the fiscal year ended June 30, 2018 from approximately $13,980,000 in the fiscal year ended June 30, 2017 primarily due to a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss and the decrease in accretion of recorded debt discounts related to notes payable; decrease in the change of fair value of derivative liability, and decrease in the change of fair value of warrant liability offset by an increase in interest expense due to the recognition of derivative liabilities associated with the issuance of convertible promissory notes and warrants; and increase in accretion of recorded debt discounts related to notes payable. Other expenses were comprised of (amounts approximate) accretion of recorded debt discounts related to notes payable of $115,000, loan interest expense of $347,000; recognition of loss from extinguishment of debt of $3,100,000; gain on the change of fair value of derivative liability of $45,000; and gain on the change of fair value of warrant liability of $11,000.

In connection with the loss from extinguishment of debt, we determined an embedded conversion feature associated with convertible promissory notes payable meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory notes payable are considered an extinguishment that would require the recognition of a gain or loss. We recognized a loss from extinguishment of debt of approximately $3.1 million for the fiscal year ended June 30, 2018 compared to $13.8 million for the fiscal year ended June 30, 2017.

Net loss before income taxes

Net loss before income taxes for the fiscal year ended June 30, 2018 totaled approximately $4,900,000 primarily due to the following: a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss and the decrease in accretion of recorded debt discounts related to notes payable; decrease in the change of fair value of derivative liability, decrease in the change of fair value of warrant liability; decrease in marketing expense; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expense due to some of the expense having been fully amortized; decrease in professional fees due to the settlement of the Miller litigation; decrease in travel and entertainment expenses due to decrease in required travel; and decrease in investor relations; offset by increase in research and development cost as we continue to fund the development of the medical device; increase in employee expense; increase in interest expense due to the recognition of derivative liabilities associated with the issuance of convertible promissory notes and warrants; and increase in accretion of recorded debt discounts related to notes payable compared to $16,000,000 for the fiscal year ended June 30, 2017 primarily due to the following: increase in research and development cost; increase in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options; increase in employee expense; and increase in professional fees; increase in loss from extinguishment of debt; offset by decrease in marketing expense; decrease in patent royalty expense; decrease in impairment of an asset; decrease in compensation expense; decrease in investor relations and decrease in travel and entertainment costs.

Assets and Liabilities

Assets were approximately $92,000 as of June 30, 2018. Assets a consisted of (amounts approximate) cash of $65,000 and prepaid expense of $27,000. Liabilities were approximately $5,670,000 as of June 30, 2018. Liabilities primarily consisted of (amounts approximate) accounts payable of $1,140,000, related party payables of $350,000, accrued payroll of $216,000, payroll taxes payable of $94,000, short term related party notes payable of $464,000, current portion of convertible notes of $360,000, short term convertible notes payable, net of debt discount, of $108,000, derivative liabilities of $285,000, warrant liabilities of $85,000, and convertible notes to stockholders, net of current portion and debt discount, of $2,570,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $5,580,000 as of June 30, 2018. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $32,450,000 at June 30, 2018, offset by (amounts approximate) shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,781,000, net of issuance costs, beneficial conversion feature associated with convertible note of $18,360,000, shares issued in conversion of liabilities of $758,000, shares associated with warrants, options and issuances for services of $5,945,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of approximately $53,000 in the fiscal year ended June 30, 2018 resulting from cash provided by financing activities of approximately $803,000, offset partially by cash used in operating activities of approximately $750,000.

The following is a summary of our cash flows provided by (used in) operating, and financing activities during the periods indicated:

	Fiscal Year Ended June 30,
	2018	2017

Cash at beginning of period	$11,345	$20,245
Net cash used in operating activities	(750,012)	(664,900)
Net cash provided by financing activities	803,250	656,000
Cash at end of period	$64,583	$11,345

Cash Flows from Operating Activities – For the fiscal year ended June 30, 2018, net cash used in operations was approximately $750,000 compared to net cash used in operations of approximately $665,000 for the fiscal year ended June 30, 2017. Net cash used in operations for the year ended June 30, 2018 was primarily due to (amounts approximate) net loss of approximately $4,900,000, accretion of debt discount of approximately $115,000, initial fair value of derivative liability included as interest expense of approximately $173,000, decrease in the change in derivative liabilities of approximately $45,000, change in warrant liabilities of approximately $11,000, loss from extinguishment of debt of approximately $3,102,000, stock-based compensation of approximately $146,000, amortization of prepaid consulting compensation of approximately $186,000, stock compensation for legal services of approximately $15,000, and the changes in operating assets and liabilities of approximately $488,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the fiscal year ended June 30, 2018 was approximately $803,000, compared to net cash provided of approximately $656,000 in the same period in 2017. The increase in net cash provided by financing activities was (amounts approximate) primarily due to proceeds from promissory notes payable to stockholders of $275,000, proceeds from issuance of stock of $290,000 and proceeds from issuance of short term convertible notes of $253,000 offset by repayment of promissory notes of $15,000.

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

Going Concern

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for our fiscal year ended June 30, 2018. We had an accumulated deficit of approximately $32,450,000 and $27,500,000 at June 30, 2018 and 2017, respectively, had a net loss of approximately $4,900,000 and $16,000,000 for the fiscal years ended June 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $750,000 and $665,000 for the fiscal years ended June 30, 2018 and 2017, respectively, with no revenue earned since inception, and limited cash of $65,000 and $11,000 at June 30 2018 and 2017, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

While we have yet to commence operations, and attempt to generate revenues, our cash position will not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate revenues, and successfully borrow money or sell our securities for cash.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, the valuation of warrants and options and embedded conversion features. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

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

Recent Accounting Pronouncements

FASB ASU 2018-07 “Compensation – Stock Compensation (Topic 718) - In June 2018, the FASB issued ASU 2018-07. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We currently do not plan to early adopt this guidance and are evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018 our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Management believes that, as of June 30, 2018, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	We have not performed a formal written risk assessment and mapped our processes to control objectives.

•	We have not implemented comprehensive entity-level internal controls.

•	We have not implemented adequate system and manual controls.

•	We do not have sufficient segregation of duties.

•	We lack sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Eric Clemons	47	President and a Director

Wesley Tate	55	Chief Financial Officer, Secretary and a Director

Eric Clemons

Mr. Clemons has been our President since March 2013. Prior to joining Cerebain Biotech Corp., from 1997 until 2010, Mr. Clemons served as President and Chief Operating Officer for GTC Telecom Corp, a publicly-traded Nevada Corporation that operated in Costa Mesa, California. The company provided telecommunication services, including long distance telephone services, calling card services and various Internet related services including Internet Service Provider access and Web Page Hosting. In addition, the company developed an international subsidiary offering call center and IT support services in India. While serving in this capacity, Mr. Clemons was instrumental in growing the company’s annual revenues from $500,000 per year to over $17 million per year. In a span of 9 years, GTC Telecom generated total revenues of over $75 million dollars. From 2010 until March 2013, Mr. Clemons was providing management and financial consulting services to small-to-mid sized public companies.

Wesley Tate

Mr. Tate has been our Chief Financial Officer since January 2013. Prior to joining Cerebain Biotech Corp., Mr. Tate was the owner of Strategic Business Associates, a Tennessee company providing consulting services to start-up and small companies, assisting with the inception of an idea through growing a successful business.  Prior to starting his own company, Mr. Tate served as the Chief Financial Officer for HST Global, Inc., a Bio-Technology Development Stage Company located in Hampton, VA.  Mr. Tate also served as the Director of Operations for The Health Network, Inc., a Health and Wellness company located in Hampton, VA.  Other positions include Executive Vice President and Chief Operating Officer for InnerLight Inc. located in Provo, Utah, Director of Finance for Beverly Sassoon and Co. in Boca Raton, Florida and Finance Director for Strategic Telecom Systems in Knoxville Tennessee. Wes has spent over 20 years overseeing all financial and operational responsibilities for companies in a variety of industries including bio-technology, pharmaceutical, health care, construction and telecommunications. Mr. Tate received his Bachelor of Science degree from the University of Tennessee, Knoxville, with majors in Finance and Psychology, and earned his Masters of Business Administration from the University of Tennessee, Knoxville, with concentrations in finance and management. Wes served his country in the United States Army.

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

During the most recent fiscal year, to the best of our knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File

Eric Clemons	1	0	0

Wesley Tate	1	0	0

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

Upon all payments being made pursuant to the terms set forth in the agreement, Ms. Miller agreed to knowingly and voluntarily release and discharge us of and from all claims, demands, liabilities, obligations, promises, controversies, compensation, wages, bonuses, commissions, damages, rights, actions and causes of action known and unknown, at law or in equity, which Ms. Miller has or may have against us as of the date of execution of the settlement agreement.

We had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June, 2018. For the fiscal year ended June 30, 2018, we paid Ms. Miller $85,000 as agreed in the settlement agreement. As of June 30, 2018, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

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

Item 11. Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Eric Clemons, our President, and Wesley Tate, our Chief Financial Officer and Secretary, for all services rendered in all capacities to us in fiscal years ended June 30, 2018, 2017 and 2016.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for the fiscal years ended June 30, 2018, 2017 and 2016.

Name and Principal Position	Fiscal Year	Salary ($)(1)		Bonus ($)	All Other Compensation ($)		Total ($)

Eric Clemons	2018	$203,125	(2)	$-	$28,800	(8)	$231,925
President	2017	$195,000	(3)	$-	$27,500		$222,500
	2016	$195,000	(4)	$-	$33,500		$228,500

Wesley Tate	2018	$169,000	(5)	$-	$28,800	(9)	$197,800
CFO and Secretary	2017	$156,000	(6)	$-	$-		$156,000
	2016	$156,000	(7)	$-	$-		$156,000

___________

(1)	Includes amounts paid and/or accrued.

(2)	Includes accrued compensation of $84,392 for fiscal year 2018.

(3)	Includes accrued compensation of $66,000 for fiscal year 2017.

(4)	Includes accrued compensation of $97,213 for fiscal year 2016.

(5)	Includes accrued compensation of $74,556 for fiscal year 2018.

(6)	Includes accrued compensation of $30,778 for fiscal year 2017.

(7)	Includes accrued compensation of $72,250 for fiscal year 2016.

(8)	160,000 shares of our common stock were issued in lieu of compensation for services of $28,800 for fiscal year 2018.

(9)	160,000 shares of our common stock were issued in lieu of compensation for services of $28,800 for fiscal year 2018.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended June 30, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eric Clemons	100,000	-0-	-0-	5.00	2023	-0-	-0-	-0-	-0-

Wesley Tate	50,000	-0-	-0-	5.00	2023	-0-	-0-	-0-	-0-

Eric Clemons	80,000	20,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Wesley Tate	40,000	10,000	-0-	1.20	2024	-0-	-0-	-0-	-0-

Eric Clemons	42,000	63,000	-0-	0.75	2026	-0-	-0-	-0-	-0-

Wesley Tate	42,000	63,000	-0-	0.75	2026	-0-	-0-	-0-	-0-

Eric Clemons						640,000	89,600

Wesley Tate						640,000	89,600

Compensation of Directors

Our directors received the following compensation during the year ended June 30, 2018.

Name	Stock Awards ($)	Option Awards ($)	Total ($)

Eric Clemons	$-	$-	$-

Wesley Tate	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of June 30, 2018 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Eric Clemons (3) (5)	1,439,122		15.54%

Wesley Tate (3) (6)	914,203		9.97%

Dr. Surinder Singh Saini, MD	825,000		9.13%

Geronimo Middle East and Africa (G.M.E.A.)	528,000		5.84%

Brad Vroom	918,494	(4)	9.89%

Jerrold Hinton	960,003	(7)	9.89%

All Officers and Directors as a Group (2 Persons)	2,353,325		25.05%
_____________

(1)	Based on 9,039,347 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Cerebain Operating, Inc., 600 Anton Blvd., Suite 1100, Costa Mesa, CA 92626.

(3)	Indicates an officer and/or director of the Company.

(4)	Includes 243,494 shares of our common stock that Mr. Vroom could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Vroom to own more than 9.9% of our common stock.

(5)	Includes options to purchase 100,000 shares of common stock, at an exercise price of $5.00 per share, 80,000 shares of common stock, at an exercise price of $1.20 per share and 42,000 shares of common stock, at an exercise price of $0.75 per share.

(6)	Includes options to purchase 50,000 shares of common stock, at an exercise price of $5.00 per share, 40,000 shares of common stock, at an exercise price of $1.20 per share and 42,000 shares of common stock, at an exercise price of $0.75 per share.

(7)	Includes 665,503 shares of our common stock that Mr. Hinton could acquire under a convertible note he has with the company, which include a 9.9% limiter on them that prohibit conversion if such conversion would cause Mr. Hinton to own more than 9.9% of our common stock.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 1, 2018, we entered into a new employment agreement with Eric Clemons, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of Two Hundred Fourteen Thousand Five Hundred Dollars ($214,500).

•	Stock grant of 800,000 of our common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule, of which 160,000 shares of stock were issued on February 1, 2018.

On February 1, 2018, the Company entered into a new employment agreement with Wesley Tate, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of One Hundred Eighty-Seven Thousand Two Hundred Dollars ($187,200).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule of which 160,000 shares of stock were issued on February 1, 2018.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q. There were no audit related fees during the fiscal years under audit. The aggregate fees billed for professional services rendered by our principal accountants, Hall and Company, Inc. were as follows:

	Fees for the Year Ended June 30,
	2018	2017
Service
Audit Fees	$33,000	$25,500
Audit-related Fees	$-	$-
Tax Fees	$-	$-
Total	$33,000	$25,500

All Other Fees

None

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The Exhibits listed below are filed as part of this Annual Report.

Item No.	Description

3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.27(13)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28(13)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (12)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (14)	Employment Agreement with Wesley Tate dated October 1, 2015

10.31 (15)	$2,285,000 Amended and Consolidated Promissory Note dated August 1, 2016

10.32 (16)	$2,410,000 Amended and Consolidated Promissory Note dated November 22, 2016

10.33 (17)	$2,460,000 Amended and Consolidated Promissory Note date January 24, 2017

10.34 (18)	Stock Purchase Agreement with Stockholder dated February 1, 2018

10.35 (18)	Employment Agreement with Eric Clemons dated February 1, 2018

10.36 (18)	Employment Agreement with Wesley Tate dated February 1, 2018

10.37 (19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with Crown Bridge Partners dated March 2, 2018

10.38 (19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with Auctus Fund dated March 8, 2018

10.39 (19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with EMA Financial dated March 8, 2018

10.40 (20)	Amended and Restated Warrant Agreement with EMA Financial dated February 15, 2018

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (13)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101**	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2018 furnished in XBRL).

101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2018 furnished in XBRL).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	filed herewith

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.

(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.

(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.

(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.

(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.

(6)	Incorporated by reference from our Form 10Q filed with the Commission on February 12, 2013.

(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.

(8)	Incorporated by reference from our Form 10K/A filed with the Commission on October 4, 2013.

(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.

(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.

(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.

(12)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.

(13)	Incorporated by reference from our Form 10K filed with the Commission on August 11, 2014.

(14)	Incorporated by reference from our Form 10Q filed with the Commission on November 16, 2015.

(15)	Incorporated by reference from our Form 10Q filed with the Commission on November 14, 2016.

(16)	Incorporated by reference from our Form 10Q filed with the Commission on February 10, 2017.

(17)	Incorporated by reference from our Form 10Q filed with the Commission on May 11, 2017.

(18)	Incorporated by reference from our Form 10Q filed with the Commission on February 6, 2018.

(19)	Incorporated by reference from our Form 8-K filed with the Commission on March 13, 2018.

(20)	Incorporated by reference from our Form 10Q filed with the Commission on May 15, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cerebain Biotech Corp. a Nevada corporation

Dated: September 26, 2018	By:	/s/ Eric Clemons
Eric Clemons
President

CEREBAIN BIOTECH CORP. AND SUBSIDIARIES

(FORMERLY DISCOUNT DENTAL MATERIALS, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cerebain Biotech Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerebain Biotech Corp. (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of approximately $32,450,000 and $27,500,000 at June 30, 2018 and 2017, respectively, had a net loss of approximately $4,900,000 and $16,000,000 for the fiscal years ended June 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $750,000 and $665,000 for the fiscal years ended June 30, 2018 and 2017, respectively, with no revenue earned since inception, limited cash of $65,000 and $11,000 at June 30, 2018 and 2017, respectively, and a lack of operational history, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HALL & COMPANY

Irvine, California

September 26, 2018

Serving as the Company’s auditor since 2013

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$64,583	$11,345
Prepaid expenses	27,018	225,517
Total current assets	91,601	236,862

Total assets	$91,601	$236,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,142,636	$926,131
Related party payables	350,000	260,608
Accrued payroll	215,973	115,810
Payroll taxes payable	94,124	59,234
Convertible notes to stockholders, current portion	360,000	100,000
Short term notes payable to stockholders	464,000	289,000
Short term convertible notes payable, net of debt discount of approximately $177,094 and $0, respectively	107,906	-
Derivative liabilities	285,000	-
Warrant liabilities	85,058	-
Total current liabilities	3,104,697	1,750,783

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $5,381 and $12,053, respectively	2,570,731	2,739,059
Total long-term liabilities	2,570,731	2,739,059

Total liabilities	5,675,428	4,489,842

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 9,039,347 and 7,880,347 shares issued and outstanding at June 30, 2018 and 2017, respectively)	9,039	7,880
Additional paid-in capital	26,856,647	23,269,861
Accumulated deficit	(32,449,513)	(27,530,721)
Total stockholders’ deficit	(5,583,827)	(4,252,980)

Total liabilities and stockholders’ deficit	$91,601	$236,862

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended June 30,
	2018	2017

Operating Expenses
Selling, general and administrative expenses	$1,006,551	$1,682,805
Research and development costs	295,492	240,923
Patent Royalty Expense	100,000	100,000
Marketing expenses	9,004	9,846
Total operating expenses	1,411,047	2,033,574
Other (income) expense
Accretion of debt discount	114,578	43,481
Loss on extinguishment of debt	3,102,134	13,778,649
Interest expense	347,264	156,911
Change in fair value of derivative liabilities	(45,000)
Change in fair value of warrant liabilities	(11,231)
Total other expense	3,507,745	13,979,041
Operating loss	(4,918,792)	(16,012,615)

Loss before income taxes	(4,918,792)	(16,012,615)
Income taxes	-	-
Net loss	$(4,918,792)	$(16,012,615)

Loss per share:
Basic and diluted loss per share	$(0.58)	$(2.13)
Basic and diluted weighted average shares outstanding	8,533,169	7,514,226

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock # of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, June 30, 2016	7,116,347	$7,116	$8,466,226	$(11,518,106)	$(3,044,764)
Proceeds from issuance of common stock, net of offering costs	80,000	80	99,920		100,000
Proceeds from exercise of warrants	72,000	72	35,928		36,000
Shares issued for services	540,000	540	342,660		343,200
Shares issued with convertible note payable	72,000	72	14,328		14,400
Stock based compensation			341,342		341,342
Warrants issued for services			170,808		170,808
Debt discount associated with convertible notes payable – beneficial conversion feature			4,000		4,000
Debt discount associated with convertible notes payable – warrant feature			16,000		16,000
Loss from extinguishment associated with debt discounts and finance costs			13,778,649		13,778,649
Net loss for the year				(16,012,615)	(16,012,615)

Balance, June 30, 2017	7,880,347	$7,880	$23,269,861	$(27,530,721)	$(4,252,980)
Proceeds from issuance of common stock and warrants	364,000	364	289,636		290,000
Shares issued for services	275,000	275	49,725		50,000
Shares issued for financing	200,000	200	29,800		30,000
Stock based compensation	320,000	320	145,491		145,811
Loss from extinguishment associated with debt discounts and finance costs			3,072,134		3,072,134
Net loss for the year				(4,918,792)	(4,918,792)

Balance, June 30, 2018	9,039,347	$9,039	$26,856,647	$(32,449,513)	$(5,583,827)

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,918,792)	$(16,012,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	114,578	43,481
Initial fair value of derivative liabilities included as interest expense	173,039	-
Change in derivative liabilities	(45,000)	-
Change in warrant liabilities	(11,231)	-
Loss from extinguishment of debt	3,102,134	13,778,649
Stock based compensation	145,811	341,342
Amortization of stock based prepaid consulting compensation	195,282	778,190
Stock compensation for legal services	15,000	-
Changes in operating assets and liabilities:
Prepaid expenses	38,217	(40,000)
Accounts payable	216,505	241,085
Related party payables	89,392	29,924
Accrued payroll and taxes	135,053	175,044
Net cash used in operating activities	(750,012)	(664,900)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	290,000	100,000
Proceeds from exercise of warrants	-	36,000
Proceeds from short term notes to stockholders	275,000	175,000
Proceeds from convertible notes	-	345,000
Proceeds from short term convertible notes, net	253,250	-
Repayment of convertible notes	(15,000)	-
Net cash flows provided by financing activities:	803,250	656,000

Net change in cash and cash equivalents	53,238	(8,900)
Cash and cash equivalents- beginning of period	11,345	20,245
Cash and cash equivalents- end of period	$64,583	$11,345

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable – beneficial conversion feature	$-	$4,000
Debt discount associated with convertible notes payable – warrant feature	$-	$16,000
Stock issued for prepaid services	$35,000	$317,200
Embedded derivative recorded as debt discount	$156,961	$-
Derivative warrant liability recorded as debt discount	$96,289	$-
Debt issuance cost recorded as debt discount	$18,650	$-
Warrants issued for prepaid services	$-	$170,808
Conversion of convertible notes payable and interest to stock	$-	$14,400
Debt discount associated with related party notes payable – stock issued	$-	$26,000

See accompanying notes to the consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Description of Business

Cerebain Biotech Corp. (Formerly Discount Dental Materials, Inc.) (“Cerebain Biotech”), was incorporated on December 18, 2007 under the laws of Nevada. The Company is a smaller reporting biomedical company and through its wholly-owned subsidiary, Cerebain Operating, Inc. (Formerly Cerebain Biotech Corp.) (collectively referred to as the “Company”), the Company’s business revolves around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. The Company plans to produce products that will include both a medical device solution as well as a synthetic drug solution.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $32,450,000 and $27,500,000 at June 30, 2018 and 2017, respectively, had a net loss of approximately $4,900,000 and $16,000,000 for the fiscal years ended June 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $750,000 and $665,000 for the fiscal years ended June 30, 2018 and 2017, respectively, with no revenue earned since inception, limited cash of $65,000 and $11,000 at June 30, 2018 and 2017, respectively, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: valuation of equity instruments, valuation of derivative liabilities, and valuation of warrants and options.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cerebain Biotech Corp. and its wholly-owned subsidiary, Cerebain Operating, Inc. There are no material intercompany transactions.

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense charged to operations was approximately $9,000 and $10,000 for the years ended June 30, 2018 and 2017, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations for the years ended June 30, 2018 and 2017 were approximately $295,000 and $241,000, respectively, (See Note 4).

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and 2017, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and derivative liabilities are recognized at fair value on a recurring basis at June 30, 2018 and are Level 3 measurements. There have been no transfers between levels.

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

Recent Accounting Pronouncements

FASB ASU 2018-07 “Compensation – Stock Compensation (Topic 718) - In June 2018, the FASB issued ASU 2018-07. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The Company currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

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

Consulting Agreements

Between December 2016 and June 2018, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,935,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of June 30, 2018, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,670,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the fiscal years ended June 30, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $125,000 and $593,000, respectively. The unamortized prepaid expenses of these contracts are approximately $4,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2018 compared to $94,000 for the fiscal year ended June 30, 2017.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was the issuance of 75,000 shares (included in the preceding paragraph) of the Company’s stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of the Company’s common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500 and is being recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the fiscal years ended June 30, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $28,000. The unamortized prepaid expense of this contract is approximately $21,000 and included in prepaid expenses on the consolidated balance sheets at June 30, 2018.

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was issuance of 300,000 shares of the Company’s stock (See Note 7) and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of the Company’s common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000 and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the fiscal years ended June 30, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $43,000 and $128,000, respectively. The prepaid expense of this contract has been fully amortized as of June 30, 2018.

As of June 30, 2018, future maturities of prepaid expenses on value of shares and options issued for consulting are as follows:

Fiscal year ended June 30,

2019	$25,235
Total	$25,235

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

Upon all payments being made pursuant to the terms set forth in the agreement, Ms. Miller agreed to knowingly and voluntarily release and discharge the Company of and from all claims, demands, liabilities, obligations, promises, controversies, compensation, wages, bonuses, commissions, damages, rights, actions and causes of action known and unknown, at law or in equity, which Ms. Miller has or may have against the Company as of the date of execution of the settlement agreement.

The Company had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of June 30, 2018. For the fiscal year ended June 30, 2018, the Company paid Ms. Miller $85,000 as agreed in the settlement agreement. As of June 30, 2018, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

NOTE 5 – PATENT RIGHTS

On June 10, 2010, the Company entered into a Patent License Agreement under which the Company acquired the exclusive rights to certain intellectual property (patent pending) related to using Omentum for treating dementia conditions. Under the agreement, the Company has paid rights fees of $50,000 to Dr. Saini, and the Company issued Dr. Saini 825,000 shares of our common stock, valued at $6,600 (based on the fair market value on the date of grant) restricted in accordance with Rule 144. In addition, Dr. Saini will have the option to participate in the sale of equity by the Company in the future, up to ten percent (10%) of the money raised, in exchange for the shares issued under the pertinent section of the agreement. To date, Dr. Saini has not participated in any sales of equity.

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

Legal fees, pertaining to the patent, are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $4,400 and $7,500 for the fiscal years ended June 30, 2018 and 2017, respectively.

The Company recognized a patent royalty expense of approximately $100,000 for the fiscal year ended June 30, 2018 compared to $100,000 for the fiscal year ended June 30, 2017. The accrued payable of $350,000 pertaining to the patent royalty expense at June 30, 2018 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable to Stockholders

	Short Term Notes Payable to Stockholders
	June 30, 2018	June 30, 2017
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	250,000	175,000
Short term notes payable (C)	100,000	-
Net total	$464,000	$289,000

Short Term Notes Payable to Stockholders

(A)	In 2012, the Company issued a short term note payable to a non-affiliate stockholder. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of June 30, 2018, the outstanding balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(B)	In 2017, the Company issued short term notes payable to a non-affiliate stockholder. The notes were scheduled to mature on June 30, 2017 and accrued no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock. In connection with the issuance of the 50,000 shares of stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost. The expense has been fully amortized at June 30, 2017. The Company used a recent sale of stock to an independent third party for cash to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000. On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable. The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000. The amended and consolidated promissory note was scheduled to mature on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock (see Note 7). In connection with the issuance of the 200,000 shares of stock, the Company recorded the approximate $30,000 value of the shares issued as loss on extinguishment of debt. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(C)	In June 2018, the Company issued a short term note payable to a non-affiliate stockholder. The note matured on August 14, 2018 and accrues no interest. On August 14, 2018, the Company issued an addendum to the short term note payable. The addendum extended the maturity date of the note to December 31, 2018.

Short Term Convertible Notes Payable

	Short Term Convertible Notes Payable
	June 30, 2018	June 30, 2017
Crown Bridge Partners	$65,000	$-
Auctus Fund	110,000	-
EMA Financial	110,000	-
Subtotal	285,000	-
Debt discount	(177,094)	-
Net total	$107,906	$-

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

Short Term Convertible Notes Conversion

The Company evaluated the notes under the requirements of ASC 480 “Distinguishing Liabilities From Equity” (ASC 480) and concluded that the notes do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provisions which reduces the purchaser’s conversion price in the event of subsequent dilutive issuances by the Company below the purchaser’s conversion price as described above, the conversion features do not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the conversion features meet all the embedded derivative criteria in ASC 815, and therefore, the conversion features meet the definition of an embedded derivative that should be separated from the notes and accounted for as a derivative liability.

The embedded derivatives were recorded as a derivative liability on the consolidated Balance Sheet at their fair value of $330,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liabilities will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At June 30, 2018, the embedded derivatives were re-measured at fair value that was determined to be $285,000. During the fiscal year ended June 30, 2018, the Company recorded a gain on embedded derivative re-valuation of $45,000.

The fair value of the embedded derivative liabilities is measured in accordance with ASC 820 “Fair Value Measurement”, using the “Monte Carlo Method” modeling incorporating the following inputs:

	June 30,	March 2,
Crown Bridge Partners	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	260.0%	255.0%
Risk-free interest rate	2.22%	2.06%
Stock price	$0.14	$0.18
Conversion price	$0.07	$0.06

	June 30,	March 8,
Auctus Fund	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	100.0%	275.0%
Risk-free interest rate	2.02%	1.97%
Stock price	$0.14	$0.16
Conversion price	$0.07	$0.05

	June 30,	March 8,
EMA Financial	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	210.0%	265.0%
Risk-free interest rate	2.22%	2.05%
Stock price	$0.14	$0.16
Conversion price	$0.07	$0.06

Short Term Convertible Notes Warrants

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent issuances, the Warrants are not indexed to our common stock, and the Company has determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $96,289 at the date of issuance. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At June 30, 2018, the warrant liability was re-measured at fair value that was determined to be $85,058. During the fiscal year ended June 30, 2018, the Company recorded a gain on warrant re-valuation of $11,231.

The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

Crown Bridge Partners	June 30, 2018	March 2, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.74%	2.63%
Stock price	$0.14	$0.18
Exercise price	$0.20	$0.50

Auctus Fund	June 30, 2018	March 8, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.74%	2.63%
Stock price	$0.14	$0.16
Exercise price	$0.20	$0.20

EMA Financial	June 30, 2018	March 8, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.73%	2.63%
Stock price	$0.14	$0.16
Exercise price	$0.20	$0.40

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

The Company recorded debt discount accretion of approximately $107,000 and $0 to interest expense for the fiscal years ended June 30, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $177,000.

Changes in the derivative and warrant liabilities were as follows:

Derivative liabilities:
March 2-8, 2018	$330,000
Increase (decrease) in fair value	(45,000)
June 30, 2018	$285,000

Warrant liabilities:
March 2-8, 2018	$96,289
Increase (decrease) in fair value	(11,231)
June 30, 2018	$85,058

Convertible Notes to Stockholders

	Convertible Notes Payable
	June 30, 2018	June 30, 2017
Convertible notes payable (A)	$116,000	$131,000
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,560,112	2,460,112
Subtotal	2,936,112	2,851,112
Debt discount	(5,381)	(12,053)
Net total	$2,930,731	$2,839,059

Convertible Notes Payable (A)

Between September 2013 and December 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $26,000 and the repayment of one note totaling $15,000, netting a balance of approximately $116,000. Under the terms of these notes, maturity dates range from June 2015 and July 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of the Company’s common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of the Company’s outstanding common stock and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended June 30, 2018, the Company is in default approximately $77,500 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that some of the notes had a beneficial conversion feature of approximately $38,000.

The Company recognized an accretion of debt discount expense of approximately $7,000 and $17,500 for the fiscal years ended June 30, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $5,000.

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

In connection with the $2,560,000 convertible note, the Company determined the embedded conversion feature does meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a gain or loss. The Company recognized a loss from extinguishment of debt of approximately $3.1 million for the year ended June 30, 2018.

The Company recognized interest expense on all notes payable to stockholders of approximately $174,000 and $157,000 for the fiscal years ended June 30, 2018 and 2017, respectively. Accrued interest on all notes payable to stockholders at June 30, 2018 and 2017 totaled approximately $430,000 and $260,000, respectively, and is included in accounts payable.

As of June 30, 2018, future maturities of all notes payable are as follows:

2019	1,109,000
2020	2,576,112
Total outstanding notes	3,685,112
Debt Discount	(182,475)
Net Notes Payable	$3,502,637

NOTE 7 – STOCK TRANSACTIONS

For the fiscal year ended June 30, 2018, the Company issued 144,000 shares of its common stock to a non-affiliate investor at $1.25 per share in exchange for $180,000. The investor had an existing stock purchase agreement with the Company that allowed him to purchase up to $2,000,000 worth of the Company’s common stock at $1.25 per share. In addition to the 144,000 shares of the Company’s common stock, the Company issued the investor a warrant to acquire 144,000 shares of the Company’s common stock at $2.50 per share. The warrants have been accounted for as an equity transaction under GAAP.

For the fiscal year ended June 30, 2018, the Company entered into stock purchase agreements with a non-affiliate stockholder, under which the Company issued 220,000 shares of its common stock, in exchange for $110,000. In connection with the stock purchase agreement, the Company issued 220,000 warrants at $1.00 per share. The warrants have been accounted for as an equity transaction under GAAP.

For the fiscal year ended June 30, 2018, the Company issued 795,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for legal services, consulting services, employee stock award and financing fee per agreements dated between July 2017 and June 2018. The aggregate fair market value of these shares was approximately $138,000 as the fair market value of the stock was between $0.15 and $0.20 per share. The Company used recent sales of stock to determine the fair market value of these transactions.

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

For the fiscal year ended June 30, 2017, the Company issued 540,000 fully vested, nonforfeitable shares of common stock to various individuals as payment for consulting services and financing fee per agreements dated between April 2016 and June 2017. The aggregate Fair Market Value of these shares was approximately $343,000 as the fair market value of the stock was between $0.48 and $0.75 per share. The Company used recent sales of stock to determine the fair market value of these transactions.

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

NOTE 8 – OPTIONS AND WARRANTS

Options

For the fiscal year ended June 30, 2018, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45 and a weighted average contractual life of 7.69 years, with 754,000 options exercisable at a weighted average exercise price of $1.57 and a weighted average contractual life of 7.21 years. For the fiscal years ended June 30, 2018 and 2017, the Company recognized an expense of approximately $64,000 and $341,000, respectively, which was recorded as compensation expense. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $69,000.

The following represents a summary of the Options outstanding at June 30, 2018 and changes during the periods then ended:

	Options	Options Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding July 1, 2016	700,000	$1.65	7.00	$-
Granted	210,000	0.75	10.00	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding, June 30, 2017	910,000	$1.45	7.69	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding, June 30, 2018	910,000	$1.45	7.69	$-
Exercisable at June 30, 2018	754,000	$1.57	7.21	$-
Expected to be vested	910,000	$1.45	7.69	$-
Compensation to be recognized	$69,000
Forfeiture Rate	-	-

Warrants

For the fiscal year ended June 30, 2018, the Company had approximately 3,200,000 warrants outstanding at an average exercise price of $0.78. For the fiscal years ended June 30, 2018 and 2017, the Company recognized an accretion of debt discount related to warrants expense of approximately $5,000 and $6,500, respectively. The approximate expense expected to be recognized in future years is $4,500.

The following represents a summary of the Warrants outstanding at June 30, 2018 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2016	1,477,000	$0.59
Granted	400,000	0.43
Exercised	(72,000)	0.50
Expired/Forfeited	(115,000)	1.51
Outstanding, June 30, 2017	1,690,000	$0.50
Granted	1,541,750	1.10
Exercised	-	-
Expired/Forfeited	(10,000)	2.50
Outstanding, June 30, 2018	3,221,750	0.78
Exercisable at June 30, 2018	3,221,750	$0.78

NOTE 9 – Related Party Transactions

Employment Agreements

Eric Clemons

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until December 31, 2017. The Company has entered into a new employment agreement with Mr. Clemons.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2018, 80,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $22,000 for the fiscal years ended June 30, 2018 and 2017. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $4,500.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the fiscal years ended June 30, 2018 and 2017, a cash placement bonus was earned of approximately $0 and $27,000, respectively, which was recognized as a reduction of the proceeds from the sale of shares of common stock and debt issuances and recorded as an expense.

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2018, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $16,000 and $31,000 for the fiscal years ended June 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $31,000.

On February 1, 2018, the Company entered into a new employment agreement with Eric Clemons, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of Two Hundred Fourteen Thousand Five Hundred Dollars ($214,500).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule, of which 160,000 shares of stock were issued on February 1, 2018 (See Note 7). The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of June 30, 2018, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $41,000 and $0 for the fiscal years ended June 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $103,000.

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

Wesley Tate

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company entered into a new contract on October 1, 2015.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of June 30, 2018, 40,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $11,000 for the fiscal years ended June 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $2,000.

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of June 30, 2018, 42,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $16,000 and $31,000 for the fiscal years ended June 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $31,000.

On February 1, 2018, the Company entered into a new employment agreement with Wesley Tate, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of One Hundred Eighty-Seven Thousand Two Hundred Dollars ($187,200).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule of which 160,000 shares of stock were issued on February 1, 2018 (See Note 7). The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of June 30, 2018, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $41,000 and $0 for the fiscal years ended June 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $103,000.

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

The total number of potential additional dilutive options and warrants outstanding was approximately 4.0 million and 2.6 million for the fiscal years ended June 30, 2018 and 2017, respectively. In addition, the convertible notes convert at an exercise price of between $0.10 and $5.00 per share of common stock representing approximately 30 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For the Fiscal Years Ended June 30,
	2018	2017

Net loss attributable to the common stockholders	$(4,918,792)	$(16,012,615)

Basic weighted average outstanding shares of common stock	8,533,169	7,514,226
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	8,533,169	7,514,226

Earnings (loss) per share:
Basic and diluted	$(0.58)	$(2.13)

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2018 and 2017, assumes a 21% and 34% effective tax rate, respectively, for federal income taxes and 1.5% state income taxes liability:

	June 30, 2018	June 30, 2017

Current tax provision:
Federal
Taxable income - federal	$21.0%	$34.0%

State
Taxable income - state	$1.5%	$1.5%
Total current tax provision	$22.5%	$35.5%

Deferred tax provision:
Federal and State
Total deferred tax provision	$--	$--

The Company had deferred income tax assets as of June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017

Loss carryforwards	$32,500,000	$27,500,000
Less – valuation allowance	(32,500,000)	(27,500,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended June 30, 2018 and 2017, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At June 30, 2018, the Company had approximately $32,500,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income and begin to expire in 2030. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.

The Company has not filed any of its income tax returns. The fiscal years ended June 30, 2010 thru 2018 are open for examination.

NOTE 12 – SUBSEQUENT EVENTS

In September 2018, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of $2,937,113. In exchange, the Company modified the $2,560,112 convertible promissory note payable issued in October 2017, accounts payable related to accrued interest of approximately $293,001, and received cash of $75,000. The amended and consolidated convertible promissory note matures in October 2019, accrues interest at 5% per annum and is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights.

In September 2018, Crown Bridge Partners, LLC elected to convert $5,049, consisting of $4,549 of principal and $500 of fees, into 90,000 shares of the Company’s Common Stock at an exercise price of $0.0561 pursuant to the convertible note dated February 14, 2018.

In September 2018, EMA Financial, LLC elected to convert $6,187.50, consisting of $5,437.50 of principal and $750 of fees, into 90,000 shares of the Company’s Common Stock at an exercise price of $0.06875 pursuant to the convertible note dated February 12, 2018.

In September 2018, Auctus Fund, LLC elected to convert $3,025, consisting of $2,525 of accrued and unpaid interest and $500 of fees, into 50,000 shares of the Company’s Common Stock at an exercise price of $0.06050 pursuant to the convertible note dated February 15, 2018.

In September 2018, EMA Financial, LLC elected to convert $4,800, consisting of $4,050 of principal and $750 of fees, into 300,000 shares of the Company’s Common Stock at an exercise price of $0.016 pursuant to the convertible note dated February 12, 2018.

In September 2018, Auctus Fund, LLC elected to convert $693, consisting of $193 of accrued and unpaid interest and $500 of fees, into 60,000 shares of the Company’s Common Stock at an exercise price of $0.01155 pursuant to the convertible note dated February 15, 2018.

