Form 10-Q
period 2018-09-30
CEREBAIN BIOTECH CORP.
filed 2018-11-14
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

_______________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 14, 2018
Common Stock, $0.001 par value	16,413,097

 CEREBAIN BIOTECH CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the three-month periods ended September 30, 2018 and 2017 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,633	$64,583
Prepaid expenses	20,684	27,018
Total current assets	59,317	91,601

Total assets	$59,317	$91,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$920,658	$1,142,636
Related party payables	375,000	350,000
Accrued payroll	255,082	215,973
Payroll taxes payable	112,102	94,124
Convertible notes to stockholders, current portion	360,000	360,000
Short term notes payable to stockholders	464,000	464,000
Short term convertible notes payable, net of debt discount of approximately $90,874 and $177,094, respectively	178,036	107,906
Derivative liabilities	425,000	285,000
Warrant liabilities	89,828	85,058
Total current liabilities	3,179,706	3,104,697

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $3,884 and $5,381, respectively	2,949,229	2,570,731
Total long-term liabilities	2,949,229	2,570,731

Total liabilities	6,128,935	5,675,428

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 10,109,347 and 9,039,347 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively)	10,120	9,039
Additional paid in capital	26,907,073	26,856,647
Accumulated deficit	(32,986,811)	(32,449,513)
Total stockholders’ deficit	(6,069,618)	(5,583,827)

Total liabilities and stockholders’ deficit	$59,317	$91,601

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2018	2017
Operating Expenses
Selling, general and administrative expenses	$194,229	$288,918
Research and development costs	32,000	42,314
Patent Royalty Expense	25,000	25,000
Marketing expenses	-	3,148
Total operating expenses	251,229	359,380
Other (income) expense
Accretion of debt discount	87,717	1,668
Loss from extinguishment of debt	-	30,000
Interest expense	53,583	40,435
Change in fair value of derivative liabilities	140,000	-
Change in fair value of warrant liabilities	4,770	-
Total other expense, net	286,070	72,103
Net loss	$(537,299)	$(431,483)

Loss per share:
Basic and diluted loss per share	$(0.06)	$(0.05)
Basic and diluted weighted average shares outstanding	9,143,951	8,003,532

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(537,299)	$(431,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	87,717	1,668
Change in derivative liabilities	140,000	-
Change in warrant liabilities	4,770	-
Loss from extinguishment of debt	-	30,000
Stock based compensation	29,200	15,925
Amortization of stock based prepaid consulting compensation	8,835	122,433
Conversion of short-term convertible notes payable fees	3,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,501)	-
Accounts payable	82,741	30,838
Related party payables	25,000	14,432
Accrued payroll and taxes	57,087	50,952
Net cash used in operating activities	(100,950)	(165,235)

Cash flows from financing activities:
Proceeds from issuance of common stock		80,000
Proceeds from short term notes to stockholders		75,000
Proceeds from convertible notes	75,000	-
Net cash flows provided by financing activities:	75,000	155,000

Net change in cash and cash equivalents	(25,950)	(10,235)
Cash and cash equivalents- beginning of period	64,583	11,345
Cash and cash equivalents- end of period	$38,633	$1,110

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:
Refinancing of accrued interest	$302,001	$-
Conversion of short-term convertible notes payable	16,090	-
Conversion of short-term convertible notes payable interest	$2,718	$-
Stock issued for prepaid services	$-	$35,000

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Description of Business

Cerebain Biotech Corp. (“Cerebain Biotech”), was incorporated on December 18, 2007 under the laws of Nevada. The Company is a smaller reporting biomedical company and through its wholly owned subsidiary, Cerebain Operating, Inc., the Company’s business revolves around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. The Company plans to produce products that will include both a medical device solution as well as a synthetic drug solution.

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2018 has been derived from audited statements and (b) unaudited interim condensed financial statements as of September 30, 2018 and for the three-month period ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2018 included on Form 10-K filed with the Securities and Exchange Commission on September 26, 2018.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The Company’s Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $33,000,000 and $32,450,000 at September 30, 2018 and June 30, 2018, respectively, and had a net loss of approximately $537,000 and $431,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $101,000 and $165,000 for the three-month periods ended September 30, 2018 and 2017, respectively, with no revenue earned since inception, limited cash of approximately $39,000 and $65,000 at September 30, 2018 and June 30, 2018, respectively, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $0 and $3,000 for the three-month periods ended September 30, 2018 and 2017, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $32,000 and $42,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and are included in research and development costs in the accompanying condensed consolidated statements of operations (See Note 4).

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018 and June 30, 2018, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and derivative liabilities are recognized at fair value on a recurring basis at September 30, 2018 and are Level 3 measurements. There have been no transfers between levels.

Concentrations, Risks, and Uncertainties

The Company is a startup company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Consulting Agreements

Between December 2016 and September 2018, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 1,935,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of September 30, 2018, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,670,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the three-month periods ended September 30, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $1,800 and $72,000, respectively. The unamortized prepaid expenses of these contracts are approximately $2,500 and included in prepaid expenses on the consolidated balance sheets at September 30, 2018.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation was the issuance of 75,000 shares (included in the preceding paragraph) of the Company’s stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of the Company’s common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500 and is being recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the three-month periods ended September 30, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $7,000, respectively. The unamortized prepaid expense of this contract is approximately $13,900 and included in prepaid expenses on the consolidated balance sheets at September 30, 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation was issuance of 300,000 shares of the Company’s and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000, and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the three-month periods ended September 30, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $0 and $43,000, respectively. The prepaid expense of this contract has been fully amortized as of September 30, 2018.

As of September 30, 2018, future maturities of prepaid expenses on value of shares and options issued for consulting are as follows:

Fiscal year ended June 30,

2019	$16,400
Total	$16,400

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

The Company had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of September 30, 2018. For the fiscal year ended June 30, 2018, the Company paid Ms. Miller $85,000 as agreed in the settlement agreement. As of September 30, 2018, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $3,200 and $450 for the three-month periods ended September 30, 2018 and 2017, respectively.

The Company recognized a patent royalty expense of approximately $25,000 for the three-month period ended September 30, 2018 compared to $25,000 for the three-month period ended September 30, 2017. The accrued payable of $375,000 pertaining to the patent royalty expense at September 30, 2018 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable to Stockholders

	Short Term Notes Payable to Stockholders
	September 30, 2018	June 30, 2018
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	250,000	250,000
Short term notes payable (C)	100,000	100,000
Net total	$464,000	$464,000

Short Term Notes Payable to Stockholders

(A)	In 2012, the Company issued a short term note payable to a non-affiliate stockholder. The note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of September 30, 2018, the outstanding balance was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(B)	In 2017, the Company issued short term notes payable to a non-affiliate stockholder. The notes were scheduled to mature on June 30, 2017 and accrued no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock. In connection with the issuance of the 50,000 shares of stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost. The expense has been fully amortized at June 30, 2017. The Company used a recent sale of stock to an independent third party for cash to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000. On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable. The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000. The amended and consolidated promissory note was scheduled to mature on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock. In connection with the issuance of the 200,000 shares of stock, the Company recorded the approximate $30,000 value of the shares issued as loss on extinguishment of debt. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(C)	In June 2018, the Company issued a short term note payable to a non-affiliate stockholder. The note matured on August 14, 2018 and accrues no interest. On August 14, 2018, the Company issued an addendum to the short term note payable. The addendum extended the maturity date of the note to December 31, 2018.

Short Term Convertible Notes Payable

	Short Term Convertible Notes Payable
	September 30, 2018	June 30, 2018
Crown Bridge Partners	$58,397	$65,000
Auctus Fund	110,000	110,000
EMA Financial	100,513	110,000
Subtotal	268,910	285,000
Debt discount	(90,874)	(177,094)
Net total	$178,036	$107,906

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

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

On September 7, 2018, Crown Bridge Partners, LLC elected to convert $5,049, consisting of $4,549 of principal and $500 of fees, into 90,000 shares of the Company’s Common Stock at an exercise price of $0.0561 pursuant to the convertible note dated February 14, 2018.

On September 28, 2018, Crown Bridge Partners, LLC elected to convert $2,534, consisting of $2,054 of principal and $500 of fees, into 480,000 shares of the Company’s Common Stock at an exercise price of $0.00532 pursuant to the convertible note dated February 14, 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

On September 12, 2018, Auctus Fund, LLC elected to convert $3,025, consisting of $2,525 of accrued and unpaid interest and $500 of fees, into 50,000 shares of the Company’s Common Stock at an exercise price of $0.06050 pursuant to the convertible note dated February 15, 2018.

On September 25, 2018, Auctus Fund, LLC elected to convert $693, consisting of $193 of accrued and unpaid interest and $500 of fees, into 60,000 shares of the Company’s Common Stock at an exercise price of $0.01155 pursuant to the convertible note dated February 15, 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

On September 11, 2018, EMA Financial, LLC elected to convert $6,187.50, consisting of $5,437.50 of principal and $750 of fees, into 90,000 shares of the Company’s Common Stock at an exercise price of $0.06875 pursuant to the convertible note dated February 12, 2018.

On September 9, 2018, EMA Financial, LLC elected to convert $4,800, consisting of $4,050 of principal and $750 of fees, into 300,000 shares of the Company’s Common Stock at an exercise price of $0.016 pursuant to the convertible note dated February 12, 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

The embedded derivatives were recorded as a derivative liability on the consolidated Balance Sheet at their fair value of $330,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liabilities will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At September 30, 2018, the embedded derivatives were re-measured at fair value that was determined to be $425,000. During the three months ended September 30, 2018 and 2017, the Company recorded a loss on embedded derivative re-valuation of $140,000 and $0, respectively.

The fair value of the embedded derivative liabilities is measured in accordance with ASC 820 “Fair Value Measurement”, using the “Monte Carlo Method” modeling incorporating the following inputs:

	September 30,	June 30,
Crown Bridge Partners	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	185.0%	260.0%
Risk-free interest rate	2.36%	2.22%
Stock price	$0.06	$0.14
Conversion price	$0.02	$0.07

	September 30,	June 30,
Auctus Fund	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	300.0%	100.0%
Risk-free interest rate	2.16%	2.02%
Stock price	$0.06	$0.14
Conversion price	$0.02	$0.07

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

	September 30,	June 30,
EMA Financial	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	185.0%	210.0%
Risk-free interest rate	2.48%	2.22%
Stock price	$0.06	$0.14
Conversion price	$0.02	$0.07

Short Term Convertible Notes Warrants

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent issuances, the Warrants are not indexed to our common stock, and the Company has determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $96,289 at the date of issuance. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At September 30, 2018, the warrant liability was re-measured at fair value that was determined to be $89,828. During the three months ended September 30, 2018 and 2017, the Company recorded a loss on warrant re-valuation of $4,770 and $0, respectively.

The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

Crown Bridge Partners	September 30, 2018	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.91%	2.74%
Stock price	$0.06	$0.14
Exercise price	$0.20	$0.20

Auctus Fund	September 30, 2018	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.91%	2.74%
Stock price	$0.06	$0.14
Exercise price	$0.20	$0.20

EMA Financial	September 30, 2018	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	215.0%	215.0%
Risk-free interest rate	2.91%	2.73%
Stock price	$0.06	$0.14
Exercise price	$0.20	$0.20

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company recorded debt discount accretion of approximately $86,000 and $0 to interest expense for the three months ended September 30, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $91,000.

Changes in the derivative and warrant liabilities were as follows:

Derivative liabilities:
June 30, 2018	$285,000
Increase (decrease) in fair value	140,000
September 30, 2018	$425,000

Warrant liabilities:
June 30, 2018	$85,058
Increase (decrease) in fair value	4,770
September 30, 2018	$89,828

Convertible Notes to Stockholders

	Convertible Notes Payable
	September 30, 2018	June 30, 2018
Convertible notes payable (A)	$116,000	$116,000
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,937,113	2,560,112
Subtotal	3,313,113	2,936,112
Debt discount	(3,884)	(5,381)
Net total	$3,309,229	$2,930,731

Convertible Notes Payable (A)

Between September 2013 and December 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $26,000 and the repayment of one note totaling $15,000, netting a balance of approximately $116,000. Under the terms of these notes, maturity dates range from June 2015 and July 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of the Company’s common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of the Company’s outstanding common stock and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended September 30, 2018, the Company is in default approximately $77,500 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

The Company determined that some of the notes had a beneficial conversion feature of approximately $38,000.

The Company recognized an accretion of debt discount expense of approximately $1,500 and $1,700 for the three-month periods ended September 30, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $4,000.

Unsecured, Amended and Consolidated Convertible Note Payable (B)

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

October 2017 Convertible Note

In October 2017, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of approximately $2,560,000. In exchange, the Company modified the $2,460,112 convertible promissory note payable issued in January 2017 and received cash of $100,000. The amended and consolidated convertible promissory note matures in October 2019, accrues interest at 5% per annum and is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights. The note payable was modified in September 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

September 2018 Convertible Note

In September 2018, the Company entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of $2,937,113. In exchange, the Company modified the $2,560,112 convertible promissory note payable issued in October 2017, accounts payable related to accrued interest of approximately $302,000 and received cash of $75,000. The amended and consolidated convertible promissory note matures in October 2019, accrues interest at 5% per annum and is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights.

In connection with the $2,937,113 convertible note payable, the Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss.

The Company recognized interest expense on all notes payable to stockholders of approximately $50,000 and $40,000 for the three-month periods ended September 30, 2018 and 2017, respectively. Accrued interest on all notes payable to stockholders at September 30, 2018 and 2017 totaled approximately $176,000 and $300,000, respectively, and is included in accounts payable.

As of September 30, 2018, future maturities of all note payables are as follows:

2019	1,092,910
2020	2,953,113
Total outstanding notes	4,046,023
Debt Discount	(94,758)
Net Notes Payable	$3,951,265

NOTE 7 – STOCK TRANSACTIONS

On September 7, 2018, Crown Bridge Partners, LLC elected to convert $5,049, consisting of $4,549 of principal and $500 of fees, into 90,000 shares of the Company’s Common Stock at an exercise price of $0.0561 pursuant to the convertible note dated February 14, 2018.

On September 11, 2018, EMA Financial, LLC elected to convert $6,187.50, consisting of $5,437.50 of principal and $750 of fees, into 90,000 shares of the Company’s Common Stock at an exercise price of $0.06875 pursuant to the convertible note dated February 12, 2018.

On September 12, 2018, Auctus Fund, LLC elected to convert $3,025, consisting of $2,525 of accrued and unpaid interest and $500 of fees, into 50,000 shares of the Company’s Common Stock at an exercise price of $0.06050 pursuant to the convertible note dated February 15, 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

On September 9, 2018, EMA Financial, LLC elected to convert $4,800, consisting of $4,050 of principal and $750 of fees, into 300,000 shares of the Company’s Common Stock at an exercise price of $0.016 pursuant to the convertible note dated February 12, 2018.

On September 25, 2018, Auctus Fund, LLC elected to convert $693, consisting of $193 of accrued and unpaid interest and $500 of fees, into 60,000 shares of the Company’s Common Stock at an exercise price of $0.01155 pursuant to the convertible note dated February 15, 2018.

On September 28, 2018, Crown Bridge Partners, LLC elected to convert $2,534, consisting of $2,054 of principal and $500 of fees, into 480,000 shares of the Company’s Common Stock at an exercise price of $0.00532 pursuant to the convertible note dated February 14, 2018.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the three-month period ended September 30, 2018, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45 and a weighted average contractual life of 6.26 years, with 826,000 options exercisable at a weighted average exercise price of $1.52 and a weighted average contractual life of 5.88 years. For the three-month period ended September 30, 2018 and 2017, the Company recognized an expense of approximately $14,500 and $16,000, respectively, and was recorded as compensation expense. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $54,500.

Warrants

For the three-month period ended September 30, 2018, the Company had approximately 3,200,000 warrants outstanding at an average exercise price of $0.78. For the three-month period ended September 30, 2018 and 2017, the Company recognized an accretion of debt discount related to warrants expense of approximately $1,200 and $1,300, respectively. The approximate expense expected to be recognized in future years is $4,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreements

Eric Clemons

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until December 31, 2017. The Company has entered into a new employment agreement with Mr. Clemons.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of September 30, 2018, 100,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,500 and $5,500 for the three-month periods ended September 30, 2018 and 2017, respectively. The selling, general and administrative expense has been fully amortized.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the three-month periods ended September 30, 2018 and 2017, no cash placement bonus was earned, respectively.

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of September 30, 2018, 63,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,000 for the three-month periods ended September 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $27,000.

On February 1, 2018, the Company entered into a new employment agreement with Eric Clemons, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of Two Hundred Fourteen Thousand Five Hundred Dollars ($214,500).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule, of which 160,000 shares of stock were issued on February 1, 2018. The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of September 30, 2018, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $7,300 and $0 for the three-month periods ended September 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $95,500.

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

Wesley Tate

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company has entered into a new employment agreement with Mr. Tate.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of September 30, 2018, 50,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $2,200 and $2,700 for the three-month periods ended September 30, 2018 and 2017, respectively. The selling, general and administrative expense has been fully amortized.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of September 30, 2018, 63,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,000 for the three-month periods ended September 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $27,000.

On February 1, 2018, the Company entered into a new employment agreement with Wesley Tate, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of One Hundred Eighty-Seven Thousand Two Hundred Dollars ($187,200).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule of which 160,000 shares of stock were issued on February 1, 2018. The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of September 30, 2018, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $7,300 and $0 for the three-month periods ended September 30, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $95,500.

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

The total number of potential additional dilutive options and warrants outstanding was approximately 4.0 million and 2.6 million for the three-month periods ended September 30, 2018 and 2017, respectively. In addition, the convertible notes convert at an exercise price of between $0.10 and $5.00 per share of common stock representing approximately 30 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months ended September 30,
	2018	2017

Net loss attributable to the common stockholders	$(537,299)	$(431,483)

Basic weighted average outstanding shares of common stock	9,143,951	8,003,532
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	9,143,951	8,003,532

Earnings (loss) per share:
Basic and diluted	$(0.06)	$(0.05)

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2018, Auctus Fund, LLC elected to convert $2,333, consisting of $1,833 of accrued and unpaid interest and $500 of fees, into 360,000 shares of the Company’s Common Stock at an exercise price of $0.00648 pursuant to the convertible note dated February 15, 2018.

On October 4, 2018, EMA Financial, LLC elected to convert $4,120, consisting of $3,370 of principal and $750 of fees, into 515,000 shares of the Company’s Common Stock at an exercise price of $0.008 pursuant to the convertible note dated February 12, 2018.

On October 10, 2018, Crown Bridge Partners, LLC elected to convert $2,896, consisting of $2,396 of principal and $500 of fees, into 548,000 shares of the Company’s Common Stock at an exercise price of $0.005285 pursuant to the convertible note dated February 14, 2018.

On October 10, 2018, Auctus Fund, LLC elected to convert $2,884, consisting of $1,960 of accrued and unpaid interest, $424 of principal and $500 of fees, into 477,500 shares of the Company’s Common Stock at an exercise price of $0.00440 pursuant to the convertible note dated February 15, 2018.

On October 18, 2018, EMA Financial, LLC elected to convert $3,618, consisting of $2,368 of principal and $750 of fees, into 599,000 shares of the Company’s Common Stock at an exercise price of $0.00604 pursuant to the convertible note dated February 12, 2018.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

On October 29, 2018, Auctus Fund, LLC elected to convert $1,760, consisting of $570 of accrued and unpaid interest, $690 of principal and $500 of fees, into 400,000 shares of the Company’s Common Stock at an exercise price of $0.00440 pursuant to the convertible note dated February 15, 2018.

On October 29, 2018, EMA Financial, LLC elected to convert $2,472, consisting of $1,722 of principal and $750 of fees, into 561,750 shares of the Company’s Common Stock at an exercise price of $0.0044 pursuant to the convertible note dated February 12, 2018.

On November 6, 2018, Crown Bridge Partners, LLC elected to convert $1,706, consisting of $1,206 of principal and $500 of fees, into 677,000 shares of the Company’s Common Stock at an exercise price of $0.00252 pursuant to the convertible note dated February 14, 2018.

On November 7, 2018, EMA Financial, LLC elected to convert $2,085, consisting of $1,335 of principal and $750 of fees, into 677,000 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 12, 2018.

On November 9, 2018, Crown Bridge Partners, LLC elected to convert $1,875, consisting of $1,375 of principal and $500 of fees, into 744,000 shares of the Company’s Common Stock at an exercise price of $0.00252 pursuant to the convertible note dated February 14, 2018.

On November 9, 2018, EMA Financial, LLC elected to convert $2,293, consisting of $1,543 of principal and $750 of fees, into 744,500 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 12, 2018.

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

The Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $375,000 in accounts payable at September 30, 2018 and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $3,200 and $450 for the three-month periods ended September 30, 2018 and 2017, respectively.

We recognized a patent royalty expense of approximately $25,000 for the three-month period ended September 30, 2018 compared to $25,000 for the three-month period ended September 30, 2017. The accrued payable of $375,000 pertaining to the patent royalty expense at September 30, 2018 is included in related party payables.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

For the three-month periods ended September 30, 2018 and 2017, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $108,000, or 30.09%, to approximately $251,000 in the three-month period ended September 30, 2018 from approximately $359,000 in the three-month period ended September 30, 2017 primarily due to the following: decrease in research and development costs; decrease in marketing costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services as some of these costs have been fully amortized; and decrease in travel and entertainment expenses due to decrease in required travel; offset by an increase in compensation and employee expenses; and increase in professional fees due to an increase in legal fees and audit fees.

Operating expenses for the three-month period ended September 30, 2018 were primarily comprised of (amounts approximate) research and development costs of $32,000 related to consulting services, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $15,000, compensation expense of $30,000, employee expense of $108,000; professional fees of $28,000, travel and entertainment costs of $10,000, and other operating expenses of $3,000.

Operating expenses for the three-month period ended September 30, 2017 were comprised of (amounts approximate) marketing costs of $3,100, research and development costs of $42,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $140,000, compensation expense of $16,000, employee expense of $95,000; professional fees of $22,500, travel and entertainment costs of $11,000, and other operating expenses of $5,400.

Other income (expenses)

Other expense increased by approximately $214,000, or 296.75%, to approximately $286,000 in the three-month period ended September 30, 2018 from approximately $72,000 in the three-month period ended September 30, 2017 primarily due to an increase in accretion of recorded debt discounts related to notes payable; and the recognition in the change of fair value of warrant liability and the change of fair value of derivative liability.

Net loss before income taxes

Net loss before income taxes for the three-month period ended September 30, 2018 totaled approximately $537,000 compared to $431,000 for the three-month period ended September 30, 2017. The increase in net loss before income taxes was primarily due to the following: increase in compensation and employee expenses; increase in professional fees due to an increase in legal fees and audit fees; increase in accretion of recorded debt discounts related to notes payable; and the recognition in the change of fair value of warrant liability and the change of fair value of derivative liability, offset by a decrease in research and development costs; decrease in marketing costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services as some of these costs have been fully amortized; and decrease in travel and entertainment expenses due to decrease in required travel.

Assets and Liabilities

Assets were approximately $59,000 as of September 30, 2018. Assets consisted of cash of approximately $39,000 and prepaid expense of approximately $20,000. Liabilities were approximately $6,129,000 as of September 30, 2018. Liabilities primarily consisted of (amounts approximate) accounts payable of $921,000, related party payables of $375,000, accrued payroll of $255,000, payroll taxes payable of $112,000, short term related party notes payable of $464,000, current portion of convertible notes of $360,000, short term convertible notes payable, net of debt discount, of $178,000, derivative liabilities of $425,000, warrant liabilities of $90,000 and convertible notes to stockholders, net of debt discount, of $2,949,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $6,070,000 as of September 30, 2018. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $33,000,000 at September 30, 2018, offset by shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,781,000, net of issuance costs, beneficial conversion feature associated with convertible note of $18,361,000, shares issued in conversion of liabilities of $780,000, shares associated with warrants, options and issuances for services of $5,974,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – We had cash (amounts approximate) of $39,000 and $65,000 as of September 30, 2018 and June 30, 2018, respectively, representing a decrease in cash flows of approximately $26,000 in the three-month period ended September 30, 2018 resulting from cash used in operating activities of approximately $101,000, offset partially by cash provided by financing activities of approximately $75,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Three Months Ended September 30,
	2018	2017

Cash at beginning of period	$64,583	$11,345
Net cash used in operating activities	(100,950)	(165,235)
Net cash provided by financing activities	75,000	155,000
Cash at end of period	$38,633	$1,110

Cash Flows from Operating Activities – For the three-month period ended September 30, 2018, net cash used in operations was approximately $101,000 compared to net cash used in operations of approximately $165,000 for the three-month period ended September 30, 2017. Net cash used in operations for the three-month period ended September 30, 2018 was primarily due to (amounts approximate) a net loss of $537,000, accretion of debt discount of $88,000, increase in the change in derivative liabilities of $140,000, increase in the change in warrant liabilities of $5,000, stock-based compensation of $29,000, amortization of prepaid consulting compensation of $9,000, conversion of short-term convertible notes payable fees of $3,500, and the changes in operating assets and liabilities of approximately $162,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the three-month period ended September 30, 2018 was approximately $75,000, compared to net cash provided of approximately $155,000 in the same period in 2017. The cash provided by financing activities for the three-month period ended September 30, 2018 was due to proceeds from convertible promissory notes payable to stockholder of approximately $75,000.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $33,000,000 and $32,450,000 at September 30, 2018 and June 30, 2018, respectively, and had a net loss of approximately $537,000 and $431,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $101,000 and $165,000 for the three-month periods ended September 30, 2018 and 2017, respectively, with no revenue earned since inception, limited cash of approximately $39,000 and $65,000 at September 30, 2018 and June 30, 2018, respectively, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position will not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate revenues, and successfully borrow money or sell our securities for cash.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018 our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Management believes that, as of September 30, 2018, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had recognized an accrual in Accounts Payable for payment of the agreed upon settlement, but no accrual has been made for additional legal contingencies in the consolidated financial statements as of September 30, 2018. For the fiscal year ended June 30, 2018, we paid Ms. Miller $85,000 as agreed in the settlement agreement. As of September 30, 2018, the terms of the settlement agreement have been met and Ms. Miller has been paid in full.

The following table summarizes the dates and payments made to Ms. Miller:

Date of Payment	Amount
April 27, 2017	$20,000
June 29, 2017	15,000
July 25, 2017	15,000
September 5, 2017	15,000
September 28, 2017	15,000
October 27, 2017	15,000
November 27, 2017	15,000
December 28, 2017	10,000
Total	$120,000

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2018, we entered into an unsecured amended and consolidated convertible promissory note with a non-affiliate stockholder for a principal amount of $2,937,113. In exchange, we modified the $2,560,112 convertible promissory note payable issued in October 2017, accounts payable related to accrued interest of approximately $293,001, and received cash of $75,000. The amended and consolidated convertible promissory note matures in October 2019, accrues interest at 5% per annum and is convertible into shares of our common stock at a conversion rate of $0.10 per share, but only if such conversion would not cause the noteholder to own more than 9.9% of the Company’s outstanding common stock, and contains piggyback registration rights. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On September 7, 2018, Crown Bridge Partners, LLC elected to convert $5,049, consisting of $4,549 of principal and $500 of fees, into 90,000 shares of our Common Stock at an exercise price of $0.0561 pursuant to the convertible note dated February 14, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On September 11, 2018, EMA Financial, LLC elected to convert $6,187.50, consisting of $5,437.50 of principal and $750 of fees, into 90,000 shares of our Common Stock at an exercise price of $0.06875 pursuant to the convertible note dated February 12, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On September 12, 2018, Auctus Fund, LLC elected to convert $3,025, consisting of $2,525 of accrued and unpaid interest and $500 of fees, into 50,000 shares of our Common Stock at an exercise price of $0.06050 pursuant to the convertible note dated February 15, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On September 9, 2018, EMA Financial, LLC elected to convert $4,800, consisting of $4,050 of principal and $750 of fees, into 300,000 shares of our Common Stock at an exercise price of $0.016 pursuant to the convertible note dated February 12, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On September 25, 2018, Auctus Fund, LLC elected to convert $693, consisting of $193 of accrued and unpaid interest and $500 of fees, into 60,000 shares of our Common Stock at an exercise price of $0.01155 pursuant to the convertible note dated February 15, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On September 28, 2018, Crown Bridge Partners, LLC elected to convert $2,534, consisting of $2,054 of principal and $500 of fees, into 480,000 shares of our Common Stock at an exercise price of $0.00532 pursuant to the convertible note dated February 14, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6. EXHIBITS

Item No.	Description
3.1 (1)	Articles of Incorporation of Cerebain Biotech Corp., a Nevada corporation, filed with the Secretary of State for the State of Nevada on December 18, 2007

3.2 (1)	Bylaws of Cerebain Biotech Corp., a Nevada corporation

10.1 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.2 (1)	Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 2, 2009

10.3 (2)	Share Exchange Agreement by and between Cerebain Biotech Corp. and the shareholders of Cerebain Operating, Inc. dated January 17, 2012

10.4 (2)	Spinoff Agreement by and between Cerebain Biotech Corp. and R. Douglas Barton dated January 17, 2012

10.5 (2)	Stock Purchase Agreement by and between Cerebain Operating, Inc. and certain shareholders of Cerebain Biotech Corp. dated January 17, 2012

10.6 (2)	Patent License Agreement by and between Cerebain Operating, Inc. and Dr. Surinder Singh Saini dated June 10, 2010

10.7 (3)	Letter Agreement with Sonos Models, Inc. dated September 24, 2012

10.8 (4)	$240,000 Principal Amount Convertible Promissory Note dated June 18, 2012

10.9 (6)	$235,000 Amended and Consolidated Promissory Note dated November 1, 2012

10.10 (5)	Termination Agreement and General Release with Gerald A. DeCiccio dated January 18, 2013

10.11 (5)	Termination Agreement and General Release with Eric Clemons dated January 18, 2013

10.12 (5)	Termination Agreement and General Release with Paul Sandhu dated January 18, 2013

10.13 (5)	Promissory Note Issued to Gerald A. DeCiccio dated January 18, 2013

10.14 (5)	Promissory Note Issued to Eric Clemons dated January 18, 2013

10.15 (5)	Promissory Note Issued to Paul Sandhu dated January 18, 2013

10.16 (7)	$600,000 Amended and Consolidated Promissory Note dated March 14, 2013

10.17 (8)	Employment Agreement with Eric Clemons dated June 15, 2013

10.18 (8)	Employment Agreement with Wesley Tate dated June 15, 2013

10.19 (8)	Consulting Agreement with Gerald DeCiccio dated June 15, 2013

10.20 (8)	Consulting Agreement with IDC Consulting & Investors LLC dated April 15, 2013

10.21 (10)	Consulting Agreement with Superior Inc. dated October 15, 2013

10.22 (10)	$970,000 Amended and Consolidated Promissory Note dated October 15, 2013

10.23 (9)	Stock Purchase Agreement with Eric Clemons from Conversion of Debt dated December 30, 2013

10.24 (9)	Stock Purchase Agreement with Gerald DeCiccio from Conversion of Debt dated December 30, 2013

10.25 (11)	$1,245,000 Amended and Consolidated Promissory Note dated February 25, 2014

10.27 (13)	$1,345,000 Amended and Consolidated Promissory Note dated May 29, 2014

10.28 (13)	Stock Purchase Agreement with Wesley Tate from Conversion of Debt dated June 16, 2014

10.29 (12)	2014 Cerebain Biotech Corp. Omnibus Stock Grant and Option Plan

10.30 (14)	Employment Agreement with Wesley Tate dated October 1, 2015

10.31 (15)	$2,285,000 Amended and Consolidated Promissory Note dated August 1, 2016

10.32 (16)	$2,410,000 Amended and Consolidated Promissory Note dated November 22, 2016

10.33 (17)	$2,460,000 Amended and Consolidated Promissory Note date January 24, 2017

10.34 (18)	Stock Purchase Agreement with Stockholder dated February 1, 2018

10.35 (18)	Employment Agreement with Eric Clemons dated February 1, 2018

10.36 (18)	Employment Agreement with Wesley Tate dated February 1, 2018

10.37 (19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with Crown Bridge Partners dated March 2, 2018

10.38 (19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with Auctus Fund dated March 8, 2018

10.39 (19)	Convertible Promissory Note, Warrant Agreement and Stock Purchase Agreement with EMA Financial dated March 8, 2018

10.40 (20)	Amended and Restated Warrant Agreement with EMA Financial dated February 15, 2018

14 (1)	Code of Ethics of Cerebain Biotech Corp.

21 (13)	Cerebain Biotech Corps. Domestic and International Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

101**	Interactive Data File (Form 10-Q for the three-month period ended September 30, 2018 furnished in XBRL).
101.INS	Interactive Data File (Form 10-Q for the three-month period ended September 30, 2018 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 27, 2009.
(2)	Incorporated by reference from our Form 8-K filed with the Commission on February 10, 2012.
(3)	Incorporated by reference from our Form 8-K filed with the Commission on September 28, 2012.
(4)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2012.
(5)	Incorporated by reference from our Form 8-K filed with the Commission on January 24, 2013.
(6)	Incorporated by reference from our Form 10-Q filed with the Commission on February 12, 2013.
(7)	Incorporated by reference from our Form 10-Q filed with the Commission on May 3, 2013.
(8)	Incorporated by reference from our Form 10-K/A filed with the Commission on October 4, 2013.
(9)	Incorporated by reference from our Form 8-K filed with the Commission on January 6, 2014.
(10)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2014.
(11)	Incorporated by reference from our Form 10-Q filed with the Commission on May 14, 2014.
(12)	Incorporated by reference from our Form DEF 14A filed with the Commission on March 14, 2014.
(13)	Incorporated by reference from our Form 10-K filed with the Commission on August 11, 2014.
(14)	Incorporated by reference from our Form 10-Q filed with the Commission on November 16, 2015.
(15)	Incorporated by reference from our Form 10-Q filed with the Commission on November 14, 2016.
(16)	Incorporated by reference from our Form 10-Q filed with the Commission on February 10, 2017.
(17)	Incorporated by reference from our Form 10-Q filed with the Commission on May 11, 2017.
(18)	Incorporated by reference from our Form 10-Q filed with the Commission on February 6, 2018.
(19)	Incorporated by reference from our Form 8-K filed with the Commission on March 13, 2018.
(20)	Incorporated by reference from our Form 10-Q filed with the Commission on May 15, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerebain Biotech Corp. A Nevada corporation

Date: November 14, 2018	By:	/s/ ERIC CLEMONS
Eric Clemons
President (Principal Executive Officer)

	By:	/s/ WESLEY TATE
Wesley Tate
Chief Financial Officer (Principal Financial and Accounting Officer)

