Form 10-Q
period 2018-12-31
CEREBAIN BIOTECH CORP.
filed 2019-02-19
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

________________________________
(Former address, if changed since last report)

__________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at February 15, 2019
Common Stock, $0.001 par value	63,327,396

CEREBAIN BIOTECH CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the six-month periods ended December 31, 2018 and 2017 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,607	$64,583
Prepaid expenses	14,217	27,018
Total current assets	31,824	91,601

Total assets	$31,824	$91,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$980,658	$1,142,636
Related party payables	400,740	350,000
Accrued payroll	302,046	215,973
Payroll taxes payable	133,265	94,124
Convertible notes to stockholders, current portion and net of debt discount of approximately $81,350 and $0, respectively	3,231,763	360,000
Short term notes payable to stockholders	539,000	464,000
Short term convertible notes payable, net of debt discount of approximately $19,625 and $177,094, respectively	281,623	107,906
Derivative liabilities	355,334	285,000
Warrant liabilities	92,328	85,058
Stock payable	7,500	-
Total current liabilities	6,324,257	3,104,697

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $0 and $5,381, respectively	-	2,570,731
Total long-term liabilities	-	2,570,731

Total liabilities	6,324,257	5,675,428

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 21,840,796 and 9,039,347 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively)	21,840	9,039
Additional paid-in capital	27,043,676	26,856,647
Accumulated deficit	(33,357,949)	(32,449,513)
Total stockholders’ deficit	(6,292,433)	(5,583,827)

Total liabilities and stockholders’ deficit	$31,824	$91,601

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2018	2017	2018	2017

Operating Expenses
Selling, general and administrative expenses	$402,707	$476,459	$208,477	$187,542
Research and development costs	32,000	124,628	-	82,314
Patent royalty expense	50,000	50,000	25,000	25,000
Marketing expenses	834	6,202	834	3,053
Total operating expenses	485,541	657,289	234,311	297,909
Other (income) expense
Accretion of debt discount	173,500	3,336	85,783	1,668
Loss from extinguishment of debt	-	3,102,134	-	3,072,134
Interest expense	103,630	81,704	53,548	41,269
Financing fee	14,000	-	10,500	-
Change in fair value of derivative liabilities	70,334	-	(69,666)	-
Change in fair value of warrant liabilities	7,270	-	2,500	-
Default expense	54,162	-	54,162	-
Total other (income) expense, net	422,896	3,187,174	136,827	3,115,071
Net loss	$(908,437)	$(3,844,463)	$(371,138)	$(3,412,980)

Loss per share:
Basic and diluted loss per share	$(0.07)	$(0.47)	$(0.02)	$(0.41)
Basic and diluted weighted average shares outstanding	12,556,622	8,174,265	15,970,201	8,351,521

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(908,437)	$(3,844,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	173,500	3,336
Change in derivative liabilities	70,334	-
Change in warrant liabilities	7,270	-
Default expense	54,162	-
Loss from extinguishment of debt	-	3,102,134
Stock based compensation	51,693	31,850
Amortization of stock based prepaid consulting compensation	10,085	159,084
Changes in operating assets and liabilities:
Prepaid expenses	10,215	37,268
Accounts payable	163,247	46,591
Related party payables	50,740	39,392
Accrued payroll and taxes	125,215	62,863
Net cash used in operating activities	(191,976)	(361,945)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	180,000
Proceeds from short term notes to stockholders	20,000	175,000
Proceeds from short term notes	50,000
Proceeds from convertible notes	75,000	-
Net cash flows provided by financing activities:	145,000	355,000

Net change in cash and cash equivalents	(46,976)	(6,945)
Cash and cash equivalents- beginning of period	64,583	11,345
Cash and cash equivalents- end of period	$17,607	$4,400

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure on non-cash investing and financing activities:

Debt discount associated with convertible notes payable – beneficial conversion feature	$87,000	$-
Stock issued for prepaid services	$-	$35,000
Stock payable for prepaid services	$7,500	$-
Refinancing of accrued interest	$302,001	$-
Conversion of short-term convertible notes payable Fees	$14,000	$-
Conversion of short-term convertible notes payable	$37,914	$-
Conversion of short-term convertible notes payable interest	$9,223	$-

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Description of Business

Cerebain Biotech Corp. (“Cerebain Biotech”), was incorporated on December 18, 2007 under the laws of the State of Nevada. Cerebain Biotech is a “smaller reporting” biomedical company and through its wholly owned subsidiary, Cerebain Operating, Inc. (“Cerebain Operating” and together with Cerebain Biotech, the “Company”), the Company’s business revolves around the discovery of products for the treatment of Alzheimer’s disease utilizing Omentum. Cerebain Biotech plans to produce products that will include both a medical device solution as well as a synthetic drug solution.

In December 2018, the Company announced that it had initiated a repositioning and review of its overall business and corporate strategic plan to maximize shareholder value. The corporate strategic initiatives to be developed and implemented include, but are not limited to, a potential sale or divesture of certain Company assets, rebranding and repositioning of the Company’s overall business plan and a comprehensive growth strategy focused on revenue generation through a comprehensive roll-up acquisition strategy of target qualified candidates in select industries. As part of the overall plan, the Company shall continue to pursue value-enhancing initiatives as a standalone company and a capital structure optimization policy that may involve potential financings or partnerships. To assist and advise on the development and implementation of the Company’s overall plan, it engaged NMS Consulting, Inc., (“NMS Consulting”) an independent, global focused management consulting, corporate strategy and strategic communications firm.

In addition to a review of Cerebain’s business and corporate strategic initiatives, NMS Consulting will also advise Cerebain on a corporate restructuring and cost savings plan, under which it will identify opportunities to optimize operations, drive efficiency and reduce costs.

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

The accompanying (a) condensed balance sheet at June 30, 2018 has been derived from audited statements and (b) unaudited interim condensed financial statements as of December 31, 2018 and for the three-month and six month periods ended December 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2018 included on Form 10-K filed with the Securities and Exchange Commission on September 26, 2018.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The Company’s Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $33,350,000 and $32,450,000 at December 31, 2018 and June 30, 2018, respectively, and had a net loss of approximately $908,000 and $3,844,000 for the six-month periods ended December 31, 2018 and 2017, respectively, and net cash used in operating activities of approximately $192,000 and $362,000 for the six-month periods ended December 31, 2018 and 2017, respectively, with no revenue earned since inception, limited cash of approximately $18,000 and $65,000 at December 31, 2018 and June 30, 2018, respectively, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cerebain Biotech and its wholly-owned subsidiary, Cerebain Operating. There are no material intercompany transactions.

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $800 and $6,000 for the six-month periods ended December 31, 2018 and 2017, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $32,000 and $125,000 for the six-month periods ended December 31, 2018 and 2017, respectively, and are included in research and development costs in the accompanying condensed consolidated statements of operations (See Note 4).

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018, and June 30, 2018, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and derivative liabilities are recognized at fair value on a recurring basis at December 31, 2018 and are Level 3 measurements. There have been no transfers between levels.

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

Consulting Agreements

Between December 2016 and December 2018, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 2,435,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of December 31, 2018, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,677,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the six-month periods ended December 31, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $5,000 and $102,000, respectively, and for the three-month periods ended December 31, 2018 and 2017 approximately $3,000 and $30,0000, respectively. The unamortized prepaid expenses of these contracts are approximately $7,000 and included in prepaid expenses on the consolidated balance sheets at December 31, 2018.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation for these business consulting services was 75,000 shares (included in the preceding paragraph) of the Company’s restricted common stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of the Company’s common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500 and is being recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the six-month periods ended December 31, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $14,000, respectively, and for the three-month periods ended December 31, 2018 and 2016, approximately $7,000, respectively. The unamortized prepaid expense of this contract is approximately $7,000 and included in prepaid expenses on the consolidated balance sheets at December 31, 2018.

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation for these business consulting services was 300,000 shares of the Company’s common stock and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000 and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the three-month and six-month periods ended December 31, 2018 and 2017, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $0 and $43,000, respectively. The prepaid expense of this contract has been fully amortized as of December 31, 2018.

As of December 31, 2018, future maturities of prepaid expenses on value of shares and options issued for consulting are as follows:

Fiscal year ended June 30,

2019	$13,815

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

The Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined in the Patent License Agreement, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. The Company has accrued the minimum patent royalty expense associated with the patent rights in accounts payable and is currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $4,000 and $1,600 for the six-month periods ended December 31, 2018 and 2017, respectively, and approximately $700 and $1,100 for the three-month periods ended December 31, 2018 and 2017, respectively.

The Company recognized a patent royalty expense of approximately $50,000 for the six-month period ended December 31, 2018 compared to $50,000 for the six-month period ended December 31, 2017 and approximately $25,000 for the three-month period ended December 31, 2018 compared to $25,000 for the three-month period ended December 31, 2017. The accrued payable of $400,000 pertaining to the patent royalty expense at December 31, 2018 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable to Stockholders

	Short Term Notes Payable to Stockholders
	December 31, 2018	June 30, 2018
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	250,000	250,000
Short term notes payable (C)	100,000	100,000
Short term notes payable (D)	20,000	-
Short term notes payable (E)	55,000	-
Net total	$539,000	$464,000

Short Term Notes Payable to Stockholders

(A)	In 2012, the Company issued a short term note payable to a non-affiliate stockholder. This note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of September 30, 2018, the outstanding balance of this note was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(B)	In 2017, the Company issued short term notes payable to a non-affiliate stockholder. These notes were scheduled to mature on June 30, 2017 and accrued no interest. In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock. In connection with the issuance of the 50,000 shares of common stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost. The expense has been fully amortized at June 30, 2017. The Company used a recent sale of stock to an independent third party for cash to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000. On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable. The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000. The amended and consolidated promissory note was scheduled to mature on December 31, 2017 and accrues no interest. In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock. In connection with the issuance of the 200,000 shares of common stock, the Company recorded the approximate $30,000 value of the shares issued as loss on extinguishment of debt. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(C)	In June 2018, the Company issued a short term note payable to a non-affiliate stockholder. The note matured on August 14, 2018 and accrues no interest. On August 14, 2018, the Company issued an addendum to the short term note payable. The addendum extended the maturity date of the note to December 31, 2018. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(D)	In November 2018, the Company received $20,000 from a non-affiliate stockholder. The terms of this loan have not yet been negotiated.

(E)	On December 10, 2018 the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold $55,000.00 in the principal amount of a Convertible Promissory for a purchase price of $50,000. On December 18, 2018, the Company received $50,000.00 in net proceeds from the sale of this note. This note and the shares of common stock of the Company issuable upon conversion of this note are collectively referred to herein as the “Securities.” This note will mature on March 10, 2019, less any amounts redeemed prior to the Maturity Date. This note bears interest at a rate of 10% per annum, subject to increase to the lesser of 18% per annum or the maximum rate permitted under applicable law upon the occurrence of an Event of Default. This note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to $0.01. Upon an Event of Default, this note is convertible at 60% of the lowest traded price of the Company’s common stock during the twenty (20) trading days immediately prior to the Conversion Date, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company may prepay in cash any portion of the principal amount of this note and any accrued and unpaid interest in an amount equal to a range between 125% to 135% of the sum of the then outstanding principal amount of this note and interest.

Short Term Convertible Notes Payable

	Short Term Convertible Notes Payable
	December 31, 2018	June 30, 2018
Crown Bridge Partners	$51,844	$65,000
Auctus Fund	162,485	110,000
EMA Financial	86,919	110,000
Subtotal	301,248	285,000
Debt discount	(19,625)	(177,094)
Net total	$281,623	$107,906

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

While the Crown Note is outstanding, if the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any third party has the right to convert monies owed to that third party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Crown Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in this Crown Note) until this Crown Note is no longer outstanding. Each time, while this Crown Note is outstanding, the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any third party has a look back period greater than the look back period in effect under the Crown Note at that time, then the Holder’s look back period shall automatically be adjusted to such greater number of days until this Crown Note is no longer outstanding.

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

On September 28, 2018, Crown Bridge Partners, LLC elected to convert $2,554, consisting of $2,054 of principal and $500 of fees, into 480,000 shares of the Company’s Common Stock at an exercise price of $0.00532 pursuant to the convertible note dated February 14, 2018.

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

On November 28, 2018, Crown Bridge Partners, LLC elected to convert $2,076, consisting of $1,576 of principal and $500 of fees, into 824,000 shares of the Company’s Common Stock at an exercise price of $0.00252 pursuant to the convertible note dated February 14, 2018.

Auctus Fund

On March 8, 2018, the Company closed a Securities Purchase Agreement (the “Auctus SPA”) and corresponding Convertible Promissory Note (the “Auctus Note”) with Auctus Fund, LLC (“Auctus”), dated February 15, 2018. Under the Auctus SPA and the Auctus Note, Auctus agreed to loan the Company One Hundred Ten Thousand Dollars ($110,000). The Auctus Note bears interest at Ten Percent (10%) per annum and matured on November 15, 2018. Under the terms of the Auctus Note, Auctus has the right, at any time to convert all or part of the amounts due to it under the Auctus Note into shares of the Company’s common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty-five trading days prior to the conversion date. However, Auctus may not convert the amounts due under the Auctus Note into shares of the Company’s common stock if such conversion would cause it to own more than 4.99% of the Company’s then-outstanding common stock, which limitation may be waived by Auctus upon 61 days-notice. In the event the Company defaults under the terms of the Auctus Note, the Company owes 150% of the principal amount then due under the Auctus Note, plus any unpaid interest, immediately. The Company may prepay the amounts loaned to the Company under the Auctus Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount the Company is prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount the Company is prepaying. Any prepayments are subject to Auctus’ written acceptance of such prepayment. In the event the Company defaults under the terms of the Crown Note, the Company owes 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. After 180 days from the issue date the Company cannot prepay the Auctus Note. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the Auctus Note. As a result of the default, the Company has incurred a default penalty expense of approximately $54,000.

While this Auctus Note is outstanding, if the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any third party has the right to convert monies owed to that third party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in this Auctus Note) until this Auctus Note is no longer outstanding. Each time, while this Auctus Note is outstanding, the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any third party has a look back period greater than the look back period in effect under the Auctus Note at that time, then the Holder’s look back period shall automatically be adjusted to such greater number of days until this Note is no longer outstanding.

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

On November 30, 2018, Auctus Fund, LLC elected to convert $2,648, consisting of $1,586 of accrued and unpaid interest, $562 of principal and $500 of fees, into 859,799 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 15, 2018.

On December 18, 2018, Auctus Fund, LLC elected to convert $1,057, consisting of $557 of accrued and unpaid interest and $500 of fees, into 943,900 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 15, 2018.

EMA Financial

On March 8, 2018, the Company closed a Securities Purchase Agreement (the “EMA SPA”) and corresponding Convertible Promissory Note (the “EMA Note”) with EMA Financial, LLC (“EMA”), dated February 12, 2018. Under the EMA SPA and the EMA Note, EMA agreed to loan the Company One Hundred Ten Thousand Dollars ($110,000). The EMA Note has an original issuance discount of $6,600, meaning the amount the Company received at funding was $103,400. The EMA Note bears interest at Ten Percent (10%) per annum and matured on February 12, 2019. On January 15, 2019, the Company received notice from EMA that pursuant to the terms of the Note, the Maturity Date of the Note was extended to February 12, 2020. Under the terms of the EMA Note, EMA has the right, at any time to convert all or part of the amounts due to it under the EMA Note into shares of the Company’s common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty trading days prior to the conversion date. However, EMA may not convert the amounts due under the Note into shares of the Company’s common stock if such conversion would cause it to own more than 4.99% of the Company’s then-outstanding common stock, which limitation may be waived by EMA upon 61 days-notice. In the event the Company defaults under the terms of the EMA Note, the Company owes 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. The Company may prepay the amounts loaned to the Company under the EMA Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount the Company is prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount the Company is prepaying. Any prepayments are subject to EMA’s written acceptance of such prepayment. After 180 days from the issue date the Company cannot prepay the EMA Note.

While this EMA Note is outstanding, if the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any third party has the right to convert monies owed to that third party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time (prior to all other applicable adjustments in the Note), then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage (prior to all applicable adjustments in this Note) until this EMA Note is no longer outstanding. Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction, as defined by the Securities Act, (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, as defined by the Securities Act, in which any 3rd party has a look back period greater than the look back period in effect under the EMA Note at that time, then the Holder’s look back period shall automatically be adjusted to such greater number of days until this EMA Note is no longer outstanding.

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

On November 20, 2018, EMA Financial, LLC elected to convert $2,523, consisting of $1,722 of principal and $750 of fees, into 819,000 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 12, 2018.

On December 14, 2018, EMA Financial, LLC elected to convert $1,320, consisting of $570 of principal and $750 of fees, into 943,000 shares of the Company’s Common Stock at an exercise price of $0.0014 pursuant to the convertible note dated February 12, 2018.

On December 26, 2018, EMA Financial, LLC elected to convert $1,163, consisting of $412 of principal and $750 of fees, into 1,038,000 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 12, 2018.

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

The embedded derivatives were recorded as a derivative liability on the consolidated Balance Sheet at their fair value of $330,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liabilities will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2018, the embedded derivatives were re-measured at fair value that was determined to be approximately $355,000. During the six months ended December 31, 2018 and 2017, the Company recorded an approximate gain on embedded derivative re-valuation of $70,000 and $0, respectively.

The fair value of the embedded derivative liabilities is measured in accordance with ASC 820 “Fair Value Measurement”, using the “Monte Carlo Method” modeling incorporating the following inputs:

	December 31,	June 30,
Crown Bridge Partners	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	245.0%	260.0%
Risk-free interest rate	2.45%	2.22%
Stock price	$0.0043	$0.14
Conversion price	$0.0019	$0.07

	December 31,	June 30,
Auctus Fund	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	345.0%	100.0%
Risk-free interest rate	2.56%	2.02%
Stock price	$0.0043	$0.14
Conversion price	$0.0013	$0.07

	December 31,	June 30,
EMA Financial	2018	2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	240.0%	210.0%
Risk-free interest rate	2.45%	2.22%
Stock price	$0.0043	$0.14
Conversion price	$0.0017	$0.07

Short Term Convertible Notes Warrants

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent issuances, the Warrants are not indexed to our common stock, and the Company has determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $96,289 at the date of issuance. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At December 31, 2018, the warrant liability was re-measured at fair value that was determined to be approximately $92,000. During the six months ended December 31, 2018 and 2017, the Company recorded a loss on warrant re-valuation of approximately $2,500 and $0, respectively.

The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

Crown Bridge Partners	December 31, 2018	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	255.0%	215.0%
Risk-free interest rate	2.49%	2.74%
Stock price	$0.0043	$0.14
Exercise price	$0.20	$0.20

Auctus Fund	December 31, 2018	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	255.0%	215.0%
Risk-free interest rate	2.49%	2.74%
Stock price	$0.0043	$0.14
Exercise price	$0.20	$0.20

EMA Financial	December 31, 2018	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	255.0%	215.0%
Risk-free interest rate	2.49%	2.73%
Stock price	$0.0043	$0.14
Exercise price	$0.20	$0.20

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

The Company recorded debt discount accretion of approximately $157,000 and $0 to interest expense for the six months ended December 31, 2018 and 2017, respectively and approximately $71,000 and $0 to interest expense for the three months ended December 31, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $20,000.

Changes in the derivative and warrant liabilities were as follows:

Derivative liabilities:
June 30, 2018	$285,000
Increase (decrease) in fair value (net of extinguishments)	70,334
December 31, 2018	$355,334

Warrant liabilities:
June 30, 2018	$85,058
Increase (decrease) in fair value	7,270
December 31, 2018	$92,328

Convertible Notes to Stockholders

	Convertible Notes Payable
	December 31, 2018	June 30, 2018
Convertible notes payable (A)	$116,000	$116,000
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,937,113	2,560,112
Subtotal	3,313,113	2,936,112
Debt discount	(81,350)	(5,381)
Net total	$3,231,763	$2,930,731

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

The Company recognized an accretion of debt discount expense of approximately $2,300 and $3,300 for the six-month periods ended December 31, 2018 and 2017, respectively and approximately $800 and $1,700 for the three-month periods ended December 31, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $3,000.

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

In connection with the $2,937,113 convertible note payable, the Company determined the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25, and the issuance of the convertible promissory note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. The Company determined that the note had a beneficial conversion feature of approximately $87,000.

The Company recognized an accretion of debt discount expense of approximately $8,700 and $0 for the six-month periods ended December 31, 2018 and 2017, respectively and approximately $8,700 and $0 for the three-month periods ended December 31, 2018 and 2017, respectively. The accretion of debt discount expense to be recognized in future years is approximately $78,300.

The Company recognized interest expense on all notes payable to stockholders of approximately $103,600 and $82,000 for the six-month periods ended December 31, 2018 and 2017, respectively and approximately $53,500 and $41,000 for the three-month periods ended December 31, 2018 and 2017, respectively. Accrued interest on all notes payable to stockholders at December 31, 2018 and 2017 totaled approximately $222,500 and $340,000, respectively, and is included in accounts payable.

As of December 31, 2018, future maturities of all note payables are as follows:

2019	1,200,248
2020	2,953,113
Total outstanding notes	4,153,361
Debt Discount	(100,975)
Net Notes Payable	$4,052,386

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

On November 28, 2018, Crown Bridge Partners, LLC elected to convert $2,076, consisting of $1,576 of principal and $500 of fees, into 824,000 shares of the Company’s Common Stock at an exercise price of $0.00252 pursuant to the convertible note dated February 14, 2018.

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

On November 30, 2018, Auctus Fund, LLC elected to convert $2,648, consisting of $1,586 of accrued and unpaid interest, $562 of principal and $500 of fees, into 859,799 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 15, 2018.

On December 18, 2018, Auctus Fund, LLC elected to convert $1,057, consisting of $557 of accrued and unpaid interest and $500 of fees, into 943,900 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 15, 2018.

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

On November 20, 2018, EMA Financial, LLC elected to convert $2,523, consisting of $1,722 of principal and $750 of fees, into 819,000 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 12, 2018.

On December 14, 2018, EMA Financial, LLC elected to convert $1,320, consisting of $570 of principal and $750 of fees, into 943,000 shares of the Company’s Common Stock at an exercise price of $0.0014 pursuant to the convertible note dated February 12, 2018.

On December 26, 2018, EMA Financial, LLC elected to convert $1,163, consisting of $412 of principal and $750 of fees, into 1,038,000 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 12, 2018.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the six-month period ended December 31, 2018, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45 and a weighted average contractual life of 6.26 years, with 826,000 options exercisable at a weighted average exercise price of $1.52 and a weighted average contractual life of 5.88 years. For the six-month period ended December 31, 2018 and 2017, the Company recognized an expense of approximately $22,000 and $32,000, respectively, and for the three-month period ended December 31, 2018 and 2017, the Company recognized an expense of approximately $8,000 and $16,000, respectively, which was recorded as compensation expense. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $47,000.

Warrants

For the six-month period ended December 31, 2018, the Company had approximately 3,200,000 warrants outstanding at an average exercise price of $0.78. For the six-month period ended December 31, 2018 and 2017, the Company recognized an accretion of debt discount related to warrants expense of approximately $1,800 and $2,600, respectively, and for the three-month period ended December 31, 2018 and 2017, the Company recognized an accretion of debt discount related to warrants expense of approximately $600 and $1,300, respectively. The approximate expense expected to be recognized in future years is $3,000.

NOTE 9 – Related Party Transactions

Employment Agreements

Eric Clemons

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until December 31, 2017. The Company has entered into a new employment agreement with Mr. Clemons.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of December 31, 2018, 100,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,500 and $11,000 for the six-month periods ended December 31, 2018 and 2017, respectively, and approximately $0 and $4,500 for the three-month periods ended December 31, 2018 and 2017, respectively. The selling, general and administrative expense has been fully amortized.

On March 1, 2015, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the addendum included a cash placement bonus equal to an amount up to 10% of the aggregate purchase price paid by each purchaser of the Company’s Securities and Convertible Debt, where the purchaser of said Securities and Convertible Debt has been directly introduced to the Company by Mr. Clemons. For the six-month and three-month periods ended December 31, 2018 and 2017, no cash placement bonus was earned, respectively.

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of December 31, 2018, 63,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $8,000 for the six-month periods ended December 31, 2018 and 2017, respectively, and approximately $4,000 for the three-month periods ended December 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $23,000.

On February 1, 2018, the Company entered into a new employment agreement with Eric Clemons, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of Two Hundred Fourteen Thousand Five Hundred Dollars ($214,500).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule, of which 160,000 shares of stock were issued on February 1, 2018. The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of December 31, 2018, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $14,700 and $0 for the six-month periods ended December 31, 2018 and 2017, respectively, and selling, general and administrative expense of approximately $7,300 and $0 for the three-month periods ended December 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $88,000.

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

Wesley Tate

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company has entered into a new employment agreement with Mr. Tate.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of September 30, 2018, 50,000 options to purchase the Company’s common stock have vested. As of December 31, 2018, 100,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $2,200 and $5,400 for the six-month periods ended December 31, 2018 and 2017, respectively, and approximately $0 and $2,700 for the three-month periods ended December 31, 2018 and 2017, respectively. The selling, general and administrative expense has been fully amortized.

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of December 31, 2018, 63,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $8,000 for the six-month periods ended December 31, 2018 and 2017, respectively, and approximately $4,000 for the three-month periods ended December 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $23,000.

On February 1, 2018, the Company entered into a new employment agreement with Wesley Tate, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of One Hundred Eighty-Seven Thousand Two Hundred Dollars ($187,200).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule of which 160,000 shares of stock were issued on February 1, 2018. The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. The Company recognized selling, general and administrative expense of approximately $14,700 and $0 for the six-month periods ended December 31, 2018 and 2017, respectively, and selling, general and administrative expense of approximately $7,300 and $0 for the three-month periods ended December 31, 2018 and 2017, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $88,000.

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

The total number of potential additional dilutive options and warrants outstanding was approximately 4.0 million and 2.6 million for the six-month periods ended December 31, 2018 and 2017, respectively. In addition, the convertible notes convert at an exercise price of between $0.10 and $5.00 per share of common stock representing approximately 30 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months ended December 31,
	2018	2017

Net loss attributable to the common stockholders	$(908,437)	$(3,844,463)

Basic weighted average outstanding shares of common stock	12,556,622	8,174,265
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	12,556,622	8,174,265

Earnings (loss) per share:
Basic and diluted	$(0.07)	$(0.47)

NOTE 11 – SUBSEQUENT EVENTS

On January 1, 2019, Crown Bridge Partners, LLC elected to convert $838, consisting of $338 of principal and $500 of fees, into 1,088,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On January 16, 2019, Crown Bridge Partners, LLC elected to convert $1,009, consisting of $509 of principal and $500 of fees, into 1,310,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On January 23, 2019, Crown Bridge Partners, LLC elected to convert $1,112, consisting of $612 of principal and $500 of fees, into 1,310,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On January 28, 2019, Crown Bridge Partners, LLC elected to convert $1,217, consisting of $717 of principal and $500 of fees, into 1,580,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On January 29, 2019, Crown Bridge Partners, LLC elected to convert $1,278, consisting of $778 of principal and $500 of fees, into 1,660,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On January 30, 2019, Crown Bridge Partners, LLC elected to convert $1,348, consisting of $848 of principal and $500 of fees, into 1,750,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On January 31, 2019, Crown Bridge Partners, LLC elected to convert $1,482, consisting of $982 of principal and $500 of fees, into 1,925,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On February 4, 2019, Crown Bridge Partners, LLC elected to convert $1,625, consisting of $1,125 of principal and $500 of fees, into 2,110,000 shares of the Company’s Common Stock at an exercise price of $0.00077 pursuant to the convertible note dated February 14, 2018.

On February 5, 2019, Crown Bridge Partners, LLC elected to convert $2,409, consisting of $1,909 of principal and $500 of fees, into 2,220,000 shares of the Company’s Common Stock at an exercise price of $0.001085 pursuant to the convertible note dated February 14, 2018.

On February 7, 2019, Crown Bridge Partners, LLC elected to convert $2,795, consisting of $2,295 of principal and $500 of fees, into 2,420,000 shares of the Company’s Common Stock at an exercise price of $0.001155 pursuant to the convertible note dated February 14, 2018.

On February 8, 2019, Crown Bridge Partners, LLC elected to convert $2,610, consisting of $2,110 of principal and $500 of fees, into 2,260,000 shares of the Company’s Common Stock at an exercise price of $0.001155 pursuant to the convertible note dated February 14, 2018.

On February 14, 2019, Crown Bridge Partners, LLC elected to convert $3,061, consisting of $2,561 of principal and $500 of fees, into 2,650,000 shares of the Company’s Common Stock at an exercise price of $0.001155 pursuant to the convertible note dated February 14, 2018.

On January 4, 2019, EMA Financial, LLC elected to convert $1,120, consisting of $470 of principal and $750 of fees, into 1,089,000 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 12, 2018.

On January 15, 2019, EMA Financial, LLC elected to convert $1,398, consisting of $648 of principal and $750 of fees, into 1,248,000 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 12, 2018.

On January 24, 2019, EMA Financial, LLC elected to convert $1,791, consisting of $1,041 of principal and $750 of fees, into 1,444,000 shares of the Company’s Common Stock at an exercise price of $0.00124 pursuant to the convertible note dated February 12, 2018.

On January 30, 2019, EMA Financial, LLC elected to convert $2,310, consisting of $1,560 of principal and $750 of fees, into 1,750,000 shares of the Company’s Common Stock at an exercise price of $0.00132 pursuant to the convertible note dated February 12, 2018.

On February 5, 2019, EMA Financial, LLC elected to convert $2,310, consisting of $1,560 of principal and $750 of fees, into 1,750,000 shares of the Company’s Common Stock at an exercise price of $0.00132 pursuant to the convertible note dated February 12, 2018.

On February 13, 2019, EMA Financial, LLC elected to convert $6,950 consisting of $6,200 of principal and $750 of fees, into 5,265,000 shares of the Company’s Common Stock at an exercise price of $0.00132 pursuant to the convertible note dated February 12, 2018.

On January 4, 2019, Auctus Fund, LLC elected to convert $1,120, consisting of $620 of accrued and unpaid interest and $500 of fees, into 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 15, 2018.

On January 17, 2019, Auctus Fund, LLC elected to convert $1,541, consisting of $1,041 of accrued and unpaid interest and $500 of fees, into 1,376,000 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 15, 2018.

On February 1, 2019, Auctus Fund, LLC elected to convert $2,387, consisting of $1,887 of accrued and unpaid interest and $500 of fees, into 1,925,100 shares of the Company’s Common Stock at an exercise price of $0.00124 pursuant to the convertible note dated February 15, 2018.

On February 8, 2019, Auctus Fund, LLC elected to convert $2,934, consisting of $881 of accrued and unpaid interest, $1,553 of principal and $500 of fees, into 2,222,500 shares of the Company’s Common Stock at an exercise price of $0.00124 pursuant to the convertible note dated February 15, 2018.

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

In December 2018, the Company announced that it had initiated a repositioning and review of its overall business and corporate strategic plan to maximize shareholder value. The corporate strategic initiatives to be developed and implemented include, but are not limited to, a potential sale or divesture of certain Company assets, rebranding and repositioning of the Company’s overall business plan and a comprehensive growth strategy focused on revenue generation through a comprehensive roll-up acquisition strategy of target qualified candidates in select industries. As part of the overall plan, the Company shall continue to pursue value-enhancing initiatives as a standalone company and a capital structure optimization policy that may involve potential financings or partnerships. To assist and advise on the development and implementation of the Company’s overall plan, it engaged NMS Consulting, Inc., (“NMS Consulting”) an independent, global focused management consulting, corporate strategy and strategic communications firm.

In addition to a review of Cerebain’s business and corporate strategic initiatives, NMS Consulting will also advise Cerebain on a corporate restructuring and cost savings plan, under which it will identify opportunities to optimize operations, drive efficiency and reduce costs.

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $4,000 and $1,600 for the six-month periods ended December 31, 2018 and 2017, respectively, and approximately $700 and $1,100 for the three-month periods ended December 31, 2018 and 2017, respectively.

We recognized a patent royalty expense of approximately $50,000 for the six-month period ended December 31, 2018 compared to $50,000 for the six-month period ended December 31, 2017 and approximately $25,000 for the three-month period ended December 31, 2018 compared to $25,000 for the three-month period ended December 31, 2017. The accrued payable of $400,000 pertaining to the patent royalty expense at December 31, 2018 is included in related party payables.

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

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Revenue

For the three-month periods ended December 31, 2018 and 2017, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $64,000, or 21.35%, to approximately $234,000 in the three-month period ended December 31, 2018 from approximately $298,000 in the three-month period ended December 31, 2017 primarily due to the following: decrease in marketing cost; decrease in research and development costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; and decrease in investor relations costs; offset by increase in employee expense; increase in professional fees; and increase in travel and entertainment.

Operating expenses for the three-month period ended December 31, 2018 were comprised of (amounts approximate) marketing costs of $1,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $21,000, compensation expense of $22,000, employee expense of $108,000; professional fees of $43,000, travel and entertainment costs of $10,000, and other operating expenses of $4,000.

Operating expenses for the three-month period ended December 31, 2017 were comprised of marketing costs of $3,100, research and development costs of $82,000, patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $44,000, compensation expense of $16,000, employee expense of $95,000; professional fees of $21,000, travel and entertainment costs of $8,000, and other operating expenses of $4,000.

Other income (expenses)

Other expense decreased by approximately $2,978,000, or 95.61%, to approximately $136,999 in the three-month period ended December 31, 2018 from approximately $3,115,000 in the three-month period ended December 31, 2017 primarily due to a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss, and change of fair value of derivative liability offset by increase in loan interest expense; increase of amortized cost expense; increase in financing fee; recognition of default expense and change of fair value of warrant liability.

Net loss before income taxes

Net loss before income taxes for the three-month period ended December 31, 2018 totaled approximately $371,000 compared to $3,413,000 for the three-month period ended December 31, 2017. The decrease in net loss before income taxes was primarily due to the following: a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss; decrease in marketing cost; decrease in research and development costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; and decrease in investor relations costs; offset increase in employee expense; increase in professional fees; and increase in travel and entertainment, increase in interest expense and increase in accretion of recorded debt discounts related to notes payable offset by increase in loan interest expense; increase of amortized cost expense; increase in financing fee; and recognition of default expense.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Revenue

For the six-month periods ended December 31, 2018 and 2017, we did not generate any revenues.

Operating expenses

Operating expenses decreased by approximately $172,000, or 26.13%, to approximately $486,000 in the six-month period ended December 31, 2018 from approximately $657,000 in the six-month period ended December 31, 2017 primarily due to the following: decrease in marketing expense; decrease in research and development cost; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; and decrease in investor relations; offset by increase in employee expense, increase in professional fees; and increase in travel and entertainment.

Operating expenses for the six-months ended December 31, 2018 were comprised of (amounts approximate) marketing costs of $1,000, research and development costs of $32,000, patent royalty expense of $50,000, consulting services costs primarily paid through the issuance of our common stock of $36,000, compensation expense of $52,000, employee expense of $216,000; professional fees of $72,000, travel and entertainment costs of $20,000, and other operating expenses of $7,000.

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

Other income (expenses)

Other expense decreased by approximately $2,664,000, or 86.73%, to approximately $422,896 in the six-month period ended December 31, 2018 from approximately $3,188,000 in the six-month period ended December 31, 2017 primarily due to a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss and the decrease in accretion of recorded debt discounts related to notes payable, and change of fair value of derivative liability offset by increase in loan interest expense; increase of amortized cost expense; increase in financing fee; recognition of default expense and change of fair value of warrant liability.

Net loss before income taxes

Net loss before income taxes for the six-month period ended December 31, 2018 totaled approximately $908,000 compared to $3,844,000 for the six-month period ended December 31, 2017. The decrease in net loss before income taxes was primarily due to the following: a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss; change of fair value of derivative liability, decrease in marketing expense; decrease in research and development cost; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; and decrease in investor relations; offset by increase in employee expense, increase in professional fees; increase in travel and entertainment, increase in loan interest expense; increase of amortized cost expense; increase in financing fee; recognition of default expense and change of fair value of warrant liability.

Assets and Liabilities

Assets were approximately $32,000 as of December 31, 2018. Assets consisted (amounts approximate) of cash of $18,000 and prepaid expense of $14,000. Liabilities were approximately $6,317,000 as of December 31, 2018. Liabilities consisted of (amounts approximate) accounts payable of $981,000, related party payables of $401,000, accrued payroll of $302,000, payroll taxes payable of $133,000, short term related party notes payable of $539,000, current portion of convertible notes of $3,232,000, net of debt discount, short term convertible notes payable of $282,000, net of debt discount, derivative liabilities of $355,000, and warrant liabilities of $92,000.

Stockholders’ Deficit

Stockholders’ deficit was approximately $6,285,000 as of December 31, 2018. Stockholder’s deficit consisted primarily of deficit accumulated of approximately $33,358,000 at December 31, 2018, offset by (amounts approximate) shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,781,000, net of issuance costs, beneficial conversion feature associated with convertible note of $18,448,000, shares issued in conversion of liabilities of $819,000, shares associated with warrants, options and issuances for services of $6,000,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of approximately $47,000 in the six-month period ended December 31, 2018 resulting from cash used in operating activities of approximately $192,000, offset partially by cash provided by financing activities of approximately $145,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Six Months Ended December 31,
	2018	2017

Cash at beginning of period	$64,583	$11,345
Net cash used in operating activities	(191,976)	(361,945)
Net cash provided by financing activities	145,000	355,000
Cash at end of period	$17,607	$4,400

Cash Flows from Operating Activities – For the six-month period ended December 31, 2018, net cash used in operations was approximately $192,000 compared to net cash used in operations of approximately $362,000 for the six-month period ended December 31, 2017. Net cash used in operations for the six-month period ended December 31, 2017 was primarily due to (amounts approximate) a net loss of $908,000, accretion of debt discount of $173,000, change in derivative liabilities of $70,000, change in warrant liabilities of $7,000, default expense of $54162, stock-based compensation of $52,000, amortization of prepaid consulting compensation of $10,000, conversion of short-term convertible notes payable fees of $14,000, and the changes in operating assets and liabilities of approximately $335,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the six-month period ended December 31, 2018 was approximately $145,000, compared to net cash provided of approximately $355,000 in the same period in 2017. The cash provided by financing activities for the six-month period ended December 31, 2018 was due to proceeds from convertible promissory notes payable to stockholder of approximately $75,000, and proceeds from short term notes of $70,000.

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

On December 10, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Company sold $55,000.00 in principal amount of a Convertible Promissory Note (the “Note”) for a purchase price of $50,000. On December 18, 2018 (the “Issuance Date”), the Company received $50,000.00 in net proceeds from the sale of the Note. The Note and the shares of common stock of the Company issuable upon conversion of the Note are collectively referred to herein as the “Securities.”

The Note will mature on March 10, 2019 (the “Maturity Date”), less any amounts redeemed prior to the Maturity Date. The Note bears interest at a rate of 10% per annum, subject to increase to the lesser of 18% per annum or the maximum rate permitted under applicable law upon the occurrence of an Event of Default (as defined in the Note).

The Note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to $0.01. Upon an Event of Default, the Note is convertible at 60% of the lowest traded price of the Company’s common stock during the twenty (20) trading days immediately prior to the Conversion Date (as defined in the Note), which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The Company may prepay in cash any portion of the principal amount of the Note and any accrued and unpaid interest in an amount equal to a range between 125% to 135% of the sum of the then outstanding principal amount of the Note and interest.

Capital Expenditures

Other Capital Expenditures

If we have the funds available, we expect to purchase approximately $45,000 of equipment in connection with the expansion of the business, primarily related to office equipment and supplies.

Fiscal Year End

Cerebain and Cerebain Biotech each has a June 30 fiscal year end.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $33,350,000 and $32,450,000 at December 31, 2018 and June 30, 2018, respectively, and had a net loss of approximately $908,000 and $3,844,000 for the six-month periods ended December 31, 2018 and 2017, respectively, and net cash used in operating activities of approximately $192,000 and $362,000 for the six-month periods ended December 31, 2018 and 2017, respectively, with no revenue earned since inception, limited cash of approximately $18,000 and $65,000 at December 31, 2018 and June 30, 2018, respectively, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018 our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect with the exception of the foregoing:

ITEM 1A. RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended June 30, 2018, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Disclaimer Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

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

On November 28, 2018, Crown Bridge Partners, LLC elected to convert $2,076, consisting of $1,576 of principal and $500 of fees, into 824,000 shares of the Company’s Common Stock at an exercise price of $0.00252 pursuant to the convertible note dated February 14, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

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

On November 30, 2018, Auctus Fund, LLC elected to convert $2,648, consisting of $1,586 of accrued and unpaid interest, $562 of principal and $500 of fees, into 859,799 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 15, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On December 18, 2018, Auctus Fund, LLC elected to convert $1,057, consisting of $557 of accrued and unpaid interest and $500 of fees, into 943,900 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 15, 2018.

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

On November 20, 2018, EMA Financial, LLC elected to convert $2,523, consisting of $1,722 of principal and $750 of fees, into 819,000 shares of the Company’s Common Stock at an exercise price of $0.00308 pursuant to the convertible note dated February 12, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On December 14, 2018, EMA Financial, LLC elected to convert $1,320, consisting of $570 of principal and $750 of fees, into 943,000 shares of the Company’s Common Stock at an exercise price of $0.0014 pursuant to the convertible note dated February 12, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On December 26, 2018, EMA Financial, LLC elected to convert $1,163, consisting of $412 of principal and $750 of fees, into 1,038,000 shares of the Company’s Common Stock at an exercise price of $0.00112 pursuant to the convertible note dated February 12, 2018. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As disclosed herein, on March 8, 2018, the Company closed the Auctus SPA and corresponding Auctus Note with Auctus, dated February 15, 2018. Under the Auctus SPA and the Auctus Note, Auctus agreed to loan the Company up to One Hundred Ten Thousand Dollars ($110,000). The Auctus Note bears interest at Ten Percent (10%) per annum and matures on November 15, 2018 (the “Maturity Date”). Under the terms of the Auctus Note, Auctus has the right, at any time to convert all or part of the amounts due to it under the Auctus Note into shares of our common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty-five trading days prior to the conversion date. As of the date hereof, the Auctus Note is in default for failure by the Company to repay such amounts due under the Auctus Note by the Maturity Date. However, as of the date hereof, Auctus has not delivered a notice of an event of default to the Company and the Company plans to negotiate an extension of the Maturity Date with Auctus.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item 4.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item 5.

ITEM 6. EXHIBITS

Item No.	Description

10.1

Securities Purchase Agreement dated December 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018).

10.2

Convertible Promissory Note dated December 10, 2018(incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

101**	Interactive Data File (Form 10-Q for the six-month period ended December 31, 2018 furnished in XBRL).
101.INS	Interactive Data File (Form 10-Q for the six-month period ended December 31, 2018 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	filed herewith
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEREBAIN BIOTECH CORP.

Date: February 19, 2019	By:	/s/ Eric Clemons
Eric Clemons
President (Principal Executive Officer)

	By:	/s/ Wesley Tate
Wesley Tate
Chief Financial Officer (Principal Financial and Accounting Officer)

