Form 10-Q
period 2019-03-31
CEREBAIN BIOTECH CORP.
filed 2019-05-20
CIK 1453099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, ” “accelerated filer, ” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 17, 2019
Common Stock, $0.001 par value	140,223,096

CEREBAIN BIOTECH CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of registrant for the nine-month periods ended March 31, 2019 and 2018 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,022	$64,583
Prepaid expenses	2,540	27,018
Total current assets	21,562	91,601

Total assets	$21,562	$91,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and other accrued expenses	$1,035,767	$1,142,636
Related party payables	426,295	350,000
Accrued payroll	331,732	215,973
Payroll taxes payable	138,512	94,124
Convertible notes to stockholders, current portion and net of debt discount of approximately $42,000 and $0, respectively	3,270,743	360,000
Short term notes payable to stockholders	591,500	464,000
Short term convertible notes payable, net of debt discount of approximately $83,000 and $177,000, respectively	220,924	107,906
Derivative liabilities	514,963	285,000
Warrant liabilities	147,878	85,058
Stock payable	7,500	-
Total current liabilities	6,685,814	3,104,697

Long term liabilities:
Convertible notes to stockholders, net of current portion and net of debt discount of approximately $0 and $5,000, respectively	-	2,570,731
Total long-term liabilities	-	2,570,731

Total liabilities	6,685,814	5,675,428

Commitments and contingencies (Note 4)

Stockholders’ deficit
Preferred stock ($0.001 par value: 1,000,000 shares authorized; 51 and 0 issued and outstanding at March 31, 2019 and June 30, 2018, respectively)	1	-
Common stock ($0.001 par value: 249,000,000 shares authorized; 80,073,096 and 9,039,347 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively)	80,073	9,039
Additional paid-in capital	27,003,833	26,856,647
Accumulated deficit	(33,748,159)	(32,449,513)
Total stockholders’ deficit	(6,664,252)	(5,583,827)

Total liabilities and stockholders’ deficit	$21,562	$91,601

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Operating expenses:
Selling, general and administrative expenses	$615,970	$790,175	$213,263	$313,716
Research and development costs	32,000	205,030	-	80,402
Patent royalty expense	75,000	75,000	25,000	25,000
Marketing expenses	889	8,642	55	2,440
Total operating expenses	723,859	1,078,847	238,318	421,558
Other (income) expense:
Amortization of debt discount	219,316	28,754	45,816	25,418
Loss from extinguishment of debt	15,000	3,102,134	15,000	-
Interest expense	267,796	298,716	164,166	217,012
Financing fee	28,750	-	14,750	-
Change in fair value of derivative liabilities	37,579	(10,000)	(32,755)	(10,000)
Change in fair value of warrant liabilities	6,346	614	(924)	614
Default expense	-	-	(54,162)	-
Total other expense, net	574,787	3,420,218	151,891	233,044
Net loss	$(1,298,646)	$(4,499,065)	$(390,209)	$(654,602)

Loss per share:
Basic and diluted loss per share	$(0.04)	$(0.54)	$(0.03)	$(0.07)
Basic and diluted weighted average shares outstanding	34,161,037	8,365,059	51,280,025	8,755,125

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock # of Shares	Preferred Stock Amount	Common Stock # of Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders Deficit
Balance, June 30, 2017	-	$-	$7,880,347	7,880	$23,269,861	$(27,530,721)	$(4,252,980)
Proceeds from issuance of common stock and warrants			64,000	64	79,936		80,000
Shares issued for services			175,000	175	34,825		35,000
Shares issued for financing			200,000	200	29,800		30,000
Stock-based compensation					15,925		15,925
Net loss for the period						(431,483)	(431,483)
Balance, September 30, 2017	-	$-	$8,319,347	8,319	$23,430,347	$(27,962,204)	$(4,523,538)
Proceeds from issuance of common stock and warrants			80,000	80	99,920		100,000
Stock-based compensation					15,925		15,925
Loss from extinguishment associated with debt discounts and finance costs					3,072,134		3,072,134
Net loss for the period						(3,412,980)	(3,412,980)
Balance, December 31, 2017	-	$-	$8,399,347	8,399	$26,618,326	$(31,375,184)	$(4,748,459)
Proceeds from issuance of common stock and warrants			220,000	220	109,780		110,000
Shares issued for services			100,000	100	14,900		15,000
Shares issued for financing							0
Stock-based compensation			320,000	320	83,009		83,329
Loss from extinguishment associated with debt discounts and finance costs							0
Net loss for the period						(654,602)	(654,602)
Balance, March 31, 2018	-	$-	$9,039,347	9,039	$26,826,015	$(32,029,786)	$(5,194,732)

Balance June 30, 2018	-	$-	$9,039,347	9,039	$26,856,647	$(32,449,513)	$(5,583,827)
Conversion of short term convertible notes payable (principal)			799,318	799	15,290		16,089
Conversion of short term convertible notes payable (interest)			58,446	59	2,660		2,719
Conversion of financing fees related to conversion of short term convertible notes payable			212,236	212	3,271		3,483
Stock-based compensation					29,199		29,199
Net loss for the period						(537,299)	(537,299)
Balance, September 30, 2018	-	$-	$10,109,347	10,109	$26,907,067	$(32,986,812)	$(6,069,636)
Conversion of short term convertible notes payable (principal)			6,085,795	6,084	15,738		21,822
Conversion of short term convertible notes payable (interest)			1,749,212	1,749	4,756		6,505
Conversion of financing fees related to conversion of short term convertible notes payable			3,896,442	3,897	6,598		10,495
Stock-based compensation					22,494		22,494
Recognize cost associated with beneficial conversion feature					87,000		87,000
Net loss for the period						(371,138)	(371,138)
Balance, December 31, 2018	-	$-	$21,840,796	21,839	$27,043,653	$(33,357,950)	$(6,292,458)
Conversion of short term convertible notes payable (principal)			38,483,531	38,487	7,389		45,876
Conversion of short term convertible notes payable (interest)			5,854,094	5,855	1,802		7,657
Conversion of financing fees related to conversion of short term convertible notes payable			13,894,675	13,892	880		14,772
Preferred issued to executive employees	51	1			14,999		14,999
Stock-based compensation					22,494		22,494
Reclass insufficient authorized shares to derivative liability					(87,384)		(87,384)
Net loss for the period						(390,209)	(390,209)
Balance, March 31, 2019	51	$1	$80,073,096	80,073	$27,003,833	$(33,748,159)	$(6,664,252)

See accompanying notes to unaudited condensed consolidated financial statements

CEREBAIN BIOTECH CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,298,646)	$(4,499,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	219,316	28,754
Initial fair value of derivative liabilities included as interest expense	86,474	173,039
Change in derivative liabilities	37,579	(10,000)
Change in warrant liabilities	6,346	614
Loss from extinguishment of debt	15,000	3,102,134
Stock-based compensation	89,187	115,179
Amortization of stock-based prepaid consulting compensation	9,375	186,447
Stock compensation for legal services	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	22,603	(21,326)
Accounts payable and other accrued expenses	240,763	104,106
Related party payables	76,295	64,392
Accrued payroll and taxes	160,147	56,195
Net cash used in operating activities	(335,561)	(684,531)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	290,000
Proceeds from short term convertible notes to stockholders	75,000	-
Proceeds from short term convertible notes payable	87,500	253,250
Proceeds from short term notes payable to stockholders	127,500	175,000
Repayment of convertible notes	-	(15,000)
Net cash flows provided by financing activities:	290,000	703,250

Net change in cash and cash equivalents	(45,561)	18,719
Cash and cash equivalents- beginning of period	64,583	11,345
Cash and cash equivalents- end of period	$19,022	$30,064

Supplemental disclosure of non-cash activities:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount associated with convertible notes to stockholders – beneficial conversion feature	$87,000	$-
Stock issued for prepaid services	$-	$35,000
Stock payable for prepaid services	$7,500	$-
Reclassification of accrued interest to notes payable	$302,001	$-
Conversion of short-term convertible notes payable	$83,787	$-
Conversion of short-term convertible notes payable interest	$16,881	$-
Conversion of short term convertible notes payable fees	$28,750	$-
Embedded derivative recorded as debt discount	$18,526	$156,961
Derivative warrant liability recorded as debt discount	$56,474	$96,289
Debt issuance cost recorded as debt discount	$-	$18,650
Initial fair value of derivative liabilities due to insufficient authorized shares	$87,384	$-

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

Cerebain Operating, Inc. was incorporated on February 22, 2010, in the State of Nevada.

On March 29, 2019, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.001 par value per share.

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036) shares of common stock.

Fifty-one (51) shares of Series A Preferred Stock were authorized and 26 shares of Series A Preferred Stock were issued to Eric Clemons, the Chief Executive Officer of the Company, and 25 shares of Series A Preferred Stock were issued to Wes Tate, the Chief Financial Officer of the Company.  The Company evaluated the Series A Preferred Stock and concluded the fair value of the 51 Preferred A Stock was $15,000.  The Company recognized selling, general and administrative expense of approximately $15,000 for the three and nine-month periods ended March 31, 2019.

The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings. All shares of the Series A Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company hereafter created, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

The Majority Stockholders, on April 4, 2019, authorized the increase of the Company’s shares of authorized Common Stock from 249,000,000 to 1,250,000,000.  This action was performed in part due to the Company’s insufficient authorized shares.  On March 15, 2019 the Company performed an analysis on the excess shares using the Black-Scholes with the following inputs:  exercise price $1.10; fair market value $0.0063; expected term eight months; Volatility 325.00%; and interest rate 2.52%.  The excess shares were recorded as a derivative liability on the consolidated Balance Sheet at their fair value of approximately $87,000 on March 15, 2019.  At each subsequent reporting date, the fair value of the excess shares derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations.  At March 31, 2019, the excess shares derivative liability was re-measured at fair value that was determined to be approximately $45,000. During the nine months ended March 31, 2019, the Company recorded an approximate excess shares derivative liability re-valuation gain of approximately $42,000.

The accompanying (a) condensed balance sheet at June 30, 2018 has been derived from audited statements and (b) unaudited interim condensed financial statements as of March 31, 2019 and for the three-month and nine month periods ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2018 included on Form 10-K filed with the Securities and Exchange Commission on September 26, 2018.

NOTE 2 – BASIS OF PRESENTATION

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The Company’s Principal Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $33,800,000 and $32,450,000 at March 31, 2019 and June 30, 2018, respectively, and had a net loss of approximately $1,300,000 and $4,500,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and net cash used in operating activities of approximately $336,000 and $685,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, with no revenue earned since inception, limited cash of approximately $19,000 and $65,000 at March 31, 2019 and June 30, 2018, respectively, and a lack of operational history.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising Costs

Advertising costs are recorded as general and administrative expenses when they are incurred. Advertising costs charged to operations were approximately $900 and $8,600 for the nine-month periods ended March 31, 2019 and 2018, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $32,000 and $205,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and are included in research and development costs in the accompanying condensed consolidated statements of operations (See Note 4).

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2019, and June 30, 2018, the fair value of cash, accounts payable, related party payables, and notes payable to stockholders approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The warrant and derivative liabilities are recognized at fair value on a recurring basis at March 31, 2019 and are Level 3 measurements.  There have been no transfers between levels.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments

In September 2012, the Company entered into an agreement with Sonos Models, Inc. (“Sonos”) to build up to three medical device prototypes to be used for testing. In April 2014, the Company entered into an addendum to the agreement with Sonos, which included a commitment by the Company to pay Sonos up to One Million Dollars ($1,000,000) cash, excluding stock-based compensation, for research and development costs. These costs will be recognized in research and development expense as costs are incurred. To date, Sonos has been issued 325,000 restricted shares of the Company’s common stock and the Company has paid approximately $320,000, of which $165,000 has been incurred towards the Company’s monetary commitment.

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

Consulting Agreements

Between December 2016 and March 2019, the Company entered into service and consulting agreements with various vendors to provide assistance to the Company in several areas including the marketing of its biomedical products upon the availability of the device, capital markets and marketing strategies, research and development, advertising services and assistance in the introduction of the Company to medical device testing organization and to facilitate access to doctors in numerous countries, including Poland, Uzbekistan and China. They were compensated an approximate aggregate 2,435,000 shares of the Company’s fully vested and non-forfeitable common stock. These contracts are for twelve to thirty-six months and may be renewed or extended for any period as may be agreed by the parties. As of March 31, 2019, the Company has extended some of the contracts for additional periods. Any of the parties may terminate their respective agreement by providing thirty (30) days written notice of such termination. The Company has recognized $30,000 in accounts payable which is in arrears with one contractual obligation and is in discussions with the consultant to renegotiate the terms of the contract. As these contracts are for a period of up to twelve months to thirty-six months, the Company recorded the original approximate $2,677,000 as the value of the shares issued to prepaid expense and is amortizing the expense associated with these issuances over a twelve to thirty-six-month period. For the nine-month periods ended March 31, 2019 and 2018, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $9,400 and $123,000, respectively, and for the three-month periods ended March 31, 2019 and 2018 approximately $4,400 and $20,000, respectively. The unamortized prepaid expenses of these contracts are approximately $2,500 and included in prepaid expenses on the consolidated balance sheets at March 31, 2019.

In January 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of thirty-six months. Compensation for these business consulting services was 75,000 shares (included in the preceding paragraph) of the Company’s restricted common stock and fully vested and non-forfeitable options to acquire up to 300,000 shares of the Company’s common stock, at an exercise price of $0.33 per share. Fair Market Value of these options totaled approximately $83,500 and is being recognized ratably over the service period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 210%; risk-free interest rate of 1.07%; expected term of 3 years; and 0% dividend yield. For the nine-month periods ended March 31, 2019 and 2018, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $21,000, respectively, and for the three-month periods ended March 31, 2019 and 2018, approximately $7,000, respectively. The prepaid expense of this contract has been fully amortized as of March 31, 2019.

In October 2016, the Company entered into a consulting agreement with an individual to provide business consulting services for a period of twelve months. Compensation for these business consulting services was 300,000 shares of the Company’s common stock and fully vested and non-forfeitable warrants to acquire up to 300,000 shares of our common stock, at an exercise price of $0.40 per share. Fair Market Value of these warrants totaled approximately $171,000 and is to be recognized ratably over the service period in selling, general and administrative expense. The warrants were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 205%; risk-free interest rate of 0.63%; expected term of 1 year(s); and 0% dividend yield. For the three-month and nine-month periods ended March 31, 2019 and 2018, the Company amortized from prepaid expenses to selling, general and administrative expenses approximately $0 and $43,000, respectively. The prepaid expense of this contract has been fully amortized as of March 31, 2019.

As of March 31, 2019, future maturities of prepaid expenses on value of shares and options issued for consulting are as follows:

Fiscal year ended June 30,

2019	$2,500

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

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $6,300 and $4,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and approximately $2,500 and $2,400 for the three-month periods ended March 31, 2019 and 2018, respectively.

The Company recognized a patent royalty expense of approximately $75,000 for the nine-month period ended March 31, 2019 compared to $75,000 for the nine-month period ended March 31, 2018 and approximately $25,000 for the three-month period ended March 31, 2019 compared to $25,000 for the three-month period ended March 31, 2018. The accrued payable of $425,000 pertaining to the patent royalty expense at March 31, 2019 is included in related party payables.

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable to Stockholders

	Short Term Notes Payable to Stockholders
	March 31, 2019	June 30, 2018
Short term notes payable (A)	$114,000	$114,000
Short term notes payable (B)	250,000	250,000
Short term notes payable (C)	100,000	100,000
Short term notes payable (D)	20,000	-
Short term notes payable (E)	55,000	-
Short term notes payable (F)	25,000	-
Short term notes payable (G)	27,500	-
Net total	$591,500	$464,000

Short Term Notes Payable to Stockholders

(A)	In 2012, the Company issued a short term note payable to a non-affiliate stockholder. This note was scheduled to mature on December 31, 2013 and accrued interest at seven and one-half (7.5) percent per annum. In February 2016, the noteholder provided the Company with an additional $1,000. As of September 30, 2018, the outstanding balance of this note was $114,000. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(B)

In 2017, the Company issued short term notes payable to a non-affiliate stockholder.  These notes were scheduled to mature on June 30, 2017 and accrued no interest.  In addition, the Company issued to the noteholder 50,000 shares of the Company’s common stock. In connection with the issuance of the 50,000 shares of common stock, the Company recorded the approximate $26,000 value of the shares issued as debt discount cost.  The expense has been fully amortized at June 30, 2017. The Company used a recent sale of common stock to an independent third party for cash to determine the fair market value of the transaction. As of June 30, 2017, the outstanding principal balance was $175,000.  On August 29, 2017, the Company issued a $250,000 amended and consolidated note payable.  The amended and consolidated note payable is a consolidation of the $175,000 notes payable and an additional $75,000.  The amended and consolidated promissory note was scheduled to mature on December 31, 2017 and accrues no interest.  In addition, the Company issued to the noteholder 200,000 shares of the Company’s common stock.  In connection with the issuance of the 200,000 shares of common stock, the Company recorded the approximate $30,000 value of the shares issued as loss on extinguishment of debt.  The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(C)	In June 2018, the Company issued a short term note payable to a non-affiliate stockholder. The note matured on August 14, 2018 and accrues no interest. On August 14, 2018, the Company issued an addendum to the short term note payable. The addendum extended the maturity date of the note to December 31, 2018. The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

(D)	In November 2018, the Company received $20,000 from a non-affiliate stockholder. The terms of this loan have not yet been negotiated.

(E)	On December 10, 2018 the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold $55,000.00 in the principal amount of a Convertible Promissory for a purchase price of $50,000. On December 18, 2018, the Company received $50,000.00 in net proceeds from the sale of this note. This note and the shares of common stock of the Company issuable upon conversion of this note are collectively referred to herein as the “Securities.” This note will mature on March 10, 2019, less any amounts redeemed prior to the Maturity Date. This note bears interest at a rate of 10% per annum, subject to increase to the lesser of 18% per annum or the maximum rate permitted under applicable law upon the occurrence of an Event of Default. This note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to $0.01. Upon an Event of Default, this note is convertible at 60% of the lowest traded price of the Company’s common stock during the twenty (20) trading days immediately prior to the Conversion Date, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company may prepay in cash any portion of the principal amount of this note and any accrued and unpaid interest in an amount equal to a range between 125% to 135% of the sum of the then outstanding principal amount of this note and interest. On April 14, 2019, the Company received notice from the accredited investor that pursuant to the terms of the Note, the Maturity Date of the Note was extended to June 10, 2019.

(F)	In January 2019, the Company received $25,000 from a non-affiliate stockholder. The terms of this loan have not yet been negotiated.

(G)

On February 8, 2019 the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold $27,500.00 in the principal amount of a Convertible Promissory for a purchase price of $25,000. On March 8, 2018, the Company received $25,000.00 in net proceeds from the sale of this note. This note and the shares of common stock of the Company issuable upon conversion of this note are collectively referred to herein as the “Securities.”  This note will mature on May 8, 2019, less any amounts redeemed prior to the Maturity Date. This note bears interest at a rate of 10% per annum, subject to increase to the lesser of 18% per annum or the maximum rate permitted under applicable law upon the occurrence of an Event of Default.  This note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to $0.01. Upon an Event of Default, this note is convertible at 60% of the lowest traded price of the Company’s common stock during the twenty (20) trading days immediately prior to the Conversion Date, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.  The Company may prepay in cash any portion of the principal amount of this note and any accrued and unpaid interest in an amount equal to a range between 125% to 135% of the sum of the then outstanding principal amount of this note and interest.  The Company is currently in default and is in discussions with the noteholder to restructure the terms of the note.

Short Term Convertible Notes Payable

	Short Term Convertible Notes Payable
	March 31, 2019	June 30, 2018
Crown Bridge Partners	$61,832	$65,000
Auctus Fund #1	119,867	110,000
Auctus Fund #2	55,000	-
EMA Financial	67,014	110,000
Subtotal	303,713	285,000
Debt discount	(82,789)	(177,094)
Net total	$220,924	$107,906

Crown Bridge Partners

On March 2, 2018, the Company held an initial closing under a Securities Purchase Agreement (the Crown SPA ) and corresponding Convertible Promissory Note (the Crown Note ) with Crown Bridge Partners, LLC ( Crown ), dated February 14, 2018. Under the Crown SPA and the Crown Note, Crown agreed to loan the Company up to One Hundred Thirty Thousand Dollars ($130,000) in tranches. The Crown Note has an original issuance discount of $13,000, meaning the maximum amount the Company can borrow under the Crown Note is $117,000. The initial tranche on March 2, 2018 was $65,000, with the Company receiving $58,500 and the remaining $6,500 being retained by Crown as the portion of the prorated original issuance discount. The Crown Note bears interest at Ten Percent (10%) per annum and matures twelve (12) months from the date of each tranche, with the initial tranche of $65,000 maturing on March 2, 2019. Under the terms of the Crown Note, Crown has the right, at any time to convert all or part of the amounts due to it under the Crown Note into shares of the Company s common stock. The conversion price is 55% of the lesser of (a) the lowest traded price or (b) the lowest closing bid price, of the Company s common stock on the twenty-five trading days prior to the conversion date. However, Crown may not convert the amounts due under the Note into shares of the Company s common stock if such conversion would cause it to own more than 4.99% of the Company s then-outstanding common stock, which limitation may be waived by Crown upon 61 days-notice. In the event the Company defaults under the terms of the Crown Note, the Company owes 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. The Company may prepay the amounts loaned to the Company under the Crown Note as follows: (i) during the initial 60-day period after each tranche, at 125% multiplied by the amount the Company is prepaying, (ii) during the 61st through 120 days after each tranche, at 135% multiplied by the amount the Company is prepaying, and (iii) during the 121st through 180th day after each tranche, at 150% multiplied by the amount the Company is prepaying. Any prepayments are subject to Crown s written acceptance of such prepayment. After 180 days from each tranche the Company cannot prepay that tranche in cash. The Company entered into Amendment #1 to the Convertible Promissory Note Issued on February 14, 2018 with Crown, whereby the maturity date of the February 2018 Crown Note was extended to September 2, 2019.

On March, 1, 2019, pursuant to the Securities Purchase Agreement dated March 2, 2018 by and between the Company and Crown, as previously disclosed in the Current Report on Form 8-K filed with the SEC on March 13, 2018, Crown (i) purchased a second tranche in the principal amount of $32,500.00 under the Crown Note and (ii) was issued a common stock purchase warrant to purchase 650,000 shares of the Company’s Common Stock.

The maturity date of the Crown Note is twelve (12) months from the Crown Issuance Date. The Crown Note bears interest at 10% interest per annum. If the Company prepays the Crown Note from the Crown Issuance Date through the 180th day following the Crown Issuance Date, the Company must pay all of the principal and interest with a prepayment penalty ranging from 125% to 150%. After the 180th day following the Crown Issuance Date the Company shall have no further right of prepayment.

Crown may, at any time following the Crown Issuance Date, convert all or any part of the outstanding principal of the Crown Note into shares of Common Stock of the Company at a price per share equal to 55% of the lowest trading price of the Common Stock (as defined in the Crown Note) during the 25 trading day period ending on the last complete trading day prior to the date of conversion. Crown may not convert the Crown Note to the extent that such conversion would result in beneficial ownership by Crown and its affiliates of more than 4.99% of the issued and outstanding Common Stock.

The Crown Warrant may be exercised at any time on or after the Crown Issuance Date and on or prior to the close of business on the five (5) year anniversary of the Crown Issuance Date. The exercise price per share of Common Stock under the Crown Warrant shall be $0.05 per share, subject to adjustment.

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

In connection with the warrants, if the Company, at any time from and after the Issuance Date, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of, sell or issue (or announce any offer, sale, grant or any option to purchase or other disposition of) any Common Stock or Common Stock Equivalents entitling any person, firm, association or entity to acquire shares of Common Stock at an effective price per share less than the then-current Exercise Price (including but not limited to under the Note), as adjusted hereunder (any such issuance being referred to as a “Dilutive Issuance,” subject, however, to the provision contained in the further definition of the term “Dilutive Issuance” contained in the agreement, then (a) the Exercise Price shall be adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired pursuant to such Common Stock Equivalents in the Dilutive Issuance, and (b) the number of Warrant Shares issuable upon the exercise of this Warrant shall be increased to an amount equal to the number of Warrant Shares Holder could purchase hereunder for the aggregate Exercise Price, as reduced pursuant to the agreement, equal to the aggregate Exercise Price payable immediately prior to such reduction in Exercise Price. Additionally, following the occurrence of a Dilutive Issuance, all references in this Warrant to “Warrant Shares” shall be a reference to the Warrant Shares as increased pursuant to the agreement, and all references in this Warrant to “Exercise Price” shall be a reference to the Exercise Price as reduced pursuant to the agreement, as the same may occur from time to time hereunder. Subject to the anti-dilution provision, the Company adjusted Crown’s warrant to purchase 243,750 shares of our common stock at an exercise price of $0.20 per share as a result of the warrant issued to Auctus Fund on March 8, 2018. Subject to the anti-dilution provision, the Company adjusted Crown’s warrant to purchase 975,000 shares of our common stock at an exercise price of $0.05 per share as a result of the warrant issued to Crown on March 1, 2019.

During the nine months ended March 31, 2019, Crown elected to convert approximately $46,000, consisting of approximately $36,000 of principal and approximately $10,000 of fees, into approximately 32,520,000 shares of the Company’s common stock.

Auctus Fund #1

On March 8, 2018, the Company closed a Securities Purchase Agreement (the “Auctus SPA”) and corresponding Convertible Promissory Note (the “Auctus Note”) with Auctus Fund, LLC (“Auctus”), dated February 15, 2018. Under the Auctus SPA and the Auctus Note, Auctus agreed to loan the Company One Hundred Ten Thousand Dollars ($110,000). The Auctus Note bears interest at Ten Percent (10%) per annum and matured on November 15, 2018. Under the terms of the Auctus Note, Auctus has the right, at any time to convert all or part of the amounts due to it under the Auctus Note into shares of the Company’s common stock. The conversion price is 55% multiplied by the lowest Trading Price during the twenty-five trading days prior to the conversion date. However, Auctus may not convert the amounts due under the Auctus Note into shares of the Company’s common stock if such conversion would cause it to own more than 4.99% of the Company’s then-outstanding common stock, which limitation may be waived by Auctus upon 61 days-notice. In the event the Company defaults under the terms of the Auctus Note, the Company owes 150% of the principal amount then due under the Auctus Note, plus any unpaid interest, immediately. The Company may prepay the amounts loaned to the Company under the Auctus Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount the Company is prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount the Company is prepaying. Any prepayments are subject to Auctus’ written acceptance of such prepayment. In the event the Company defaults under the terms of the Crown Note, the Company owes 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. After 180 days from the issue date the Company cannot prepay the Auctus Note. On March 26, 2019, the Company entered into Amendment #1 to the Convertible Promissory Note Issued on February 15, 2018 with Auctus, whereby the maturity date of the February 2018 Auctus Note was extended to September 26, 2019.

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

In connection with the warrants, if the Company, at any time from and after the Issuance Date, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of, sell or issue (or announce any offer, sale, grant or any option to purchase or other disposition of) any Common Stock or Common Stock Equivalents entitling any person, firm, association or entity to acquire shares of Common Stock at an effective price per share less than the then-current Exercise Price (including but not limited to under the Note), as adjusted hereunder (any such issuance being referred to as a “Dilutive Issuance,” subject, however, to the proviso contained in the further definition of the term “Dilutive Issuance” contained in the agreement, then (a) the Exercise Price shall be adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired pursuant to such Common Stock Equivalents in the Dilutive Issuance, and (b) the number of Warrant Shares issuable upon the exercise of this Warrant shall be increased to an amount equal to the number of Warrant Shares Holder could purchase hereunder for the aggregate Exercise Price, as reduced pursuant to the agreement, equal to the aggregate Exercise Price payable immediately prior to such reduction in Exercise Price. Additionally, following the occurrence of a Dilutive Issuance, all references in this Warrant to “Warrant Shares” shall be a reference to the Warrant Shares as increased pursuant to the agreement, and all references in this Warrant to “Exercise Price” shall be a reference to the Exercise Price as reduced pursuant to the agreement, as the same may occur from time to time hereunder. Subject to the anti-dilution provision, the Company adjusted Auctus’ warrant to purchase 1,100,000 shares of our common stock at an exercise price of $0.05 per share as a result of the warrant issued to Crown on March 1, 2019.

During the nine months ended March 31, 2019, Auctus elected to convert approximately $28,000, consisting of approximately $5,100 of principal, approximately $16,900 of interest, and approximately $6,000 of fees, into approximately 13,480,000 shares of the Company’s common stock.

Auctus Fund #2

On March 15, 2019, Cerebain Biotech Corp., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement with Auctus, whereby Auctus purchased from the Company (i) a Convertible Promissory Note of the Company, in the original principal amount of $110,000.00 (“Auctus Note 2”), purchased in accordance with the Tranche Payments (as defined below); and (ii) a common stock purchase warrant for the purchase of 1,100,000 shares of the Company’s common stock, par value $0.001 per share.

The Auctus Note 2 was issued on March 15, 2019 and the purchase price is to be paid to the Company in, whereby the first tranche purchase price is $55,000.00. The maturity date for each tranche funded is nine months from the effective date of the purchase. Auctus Note 2 bears interest at 12% per annum. In the event the Company prepays  Auctus Note 1 from the Auctus Note 2 Issuance Date through the 180th day following the Auctus Note Issuance Date, the Company must pay all of the principal and interest with a prepayment penalty ranging from 135% to 150%. After the 180th day following the Auctus Note 2 Issuance Date the Company has no further right of prepayment.

Auctus may, at any time following the Auctus Note 2 Issuance Date, convert all or any part of the outstanding principal of the Auctus Note 2 into shares of Common Stock of the Company at a price per share equal to 55% of the lowest trading price of the Common Stock during the 25 trading day period ending on the last complete trading day prior to the date of conversion. Auctus may not convert Auctus Note 2 to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the issued and outstanding Common Stock.

Auctus Note 2 contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading, or if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission. In the event of a default, at the option of Auctus, it may consider Auctus Note 2 immediately due and payable.

The Auctus Warrant was issued on March 15, 2019. The Auctus Warrant may be exercised at any time on or after the Auctus Warrant Issuance Date and on or prior to the close of business on the five (5) year anniversary of the Auctus Warrant Issuance Date. The exercise price per share of Common Stock under the Auctus Warrant shall be $0.05 per share, subject to adjustment.

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

In connection with the warrants, if the Company, at any time from and after the Issuance Date, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of, sell or issue (or announce any offer, sale, grant or any option to purchase or other disposition of) any Common Stock or Common Stock Equivalents entitling any person, firm, association or entity to acquire shares of Common Stock at an effective price per share less than the then-current Exercise Price (including but not limited to under the Note), as adjusted hereunder (any such issuance being referred to as a “Dilutive Issuance,” subject, however, to the proviso contained in the further definition of the term “Dilutive Issuance” contained in the agreement, then (a) the Exercise Price shall be adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired pursuant to such Common Stock Equivalents in the Dilutive Issuance, and (b) the number of Warrant Shares issuable upon the exercise of this Warrant shall be increased to an amount equal to the number of Warrant Shares Holder could purchase hereunder for the aggregate Exercise Price, as reduced pursuant to the agreement, equal to the aggregate Exercise Price payable immediately prior to such reduction in Exercise Price. Additionally, following the occurrence of a Dilutive Issuance, all references in this Warrant to “Warrant Shares” shall be a reference to the Warrant Shares as increased pursuant to the agreement, and all references in this Warrant to “Exercise Price” shall be a reference to the Exercise Price as reduced pursuant to the agreement, as the same may occur from time to time hereunder. Subject to the anti-dilution provision and as a result of the warrant issued to Auctus detailed above, the Company issued EMA an amended and restated warrant to purchase 275,000 shares of our common stock at an exercise price of $0.20 per share, which replaced the original warrant issued to EMA. Subject to the anti-dilution provision, the Company adjusted EMA’s warrant to purchase 1,100,000 shares of our common stock at an exercise price of $0.05 per share as a result of the warrant issued to Crown on March 1, 2019.

During the nine months ended March 31, 2019, EMA elected to convert approximately $55,700, consisting of approximately $43,000 of principal and approximately $12,700 of fees, into approximately 25,000,000 shares of the Company’s common stock.

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

The embedded derivatives were recorded as a derivative liability on the consolidated Balance Sheet at their fair value of approximately $435,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liabilities will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At March 31, 2018, the embedded derivatives were re-measured at fair value that was determined to be approximately $470,000. During the nine months ended March 31, 2019 and 2018, the Company recorded an approximate embedded derivative re-valuation loss of $80,000 and a gain of $10,000, respectively.

The fair value of the embedded derivative liabilities is measured in accordance with ASC 820 “Fair Value Measurement”, using the “Monte Carlo Method” modeling incorporating the following inputs:

Crown Bridge Partners (Original Note)	March 31, 2019	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	300.0%	260.0%
Risk-free interest rate	2.44%	2.22%
Stock price	$0.0037	$0.14
Conversion price	$0.0014	$0.07

Crown Bridge Partners (Tranche #2)	March 31, 2019

Expected dividend yield	0.00%
Expected stock-price volatility	345.0%
Risk-free interest rate	2.44%
Stock price	$0.0037
Conversion price	$0.0012

Auctus Fund #1	March 31, 2019	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	295.0%	100.0%
Risk-free interest rate	2.44%	2.02%
Stock price	$0.0037	$0.14
Conversion price	$0.0012	$0.07

Auctus Fund #2	March 31, 2019	March 15, 2019

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	330.0%	325.0%
Risk-free interest rate	2.44%	2.52%
Stock price	$0.0037	$0.0063
Exercise price	$0.0013	$0.0022

EMA Financial	March 31, 2019	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	350.0%	210.0%
Risk-free interest rate	2.40%	2.22%
Stock price	$0.0037	$0.14
Exercise price	$0.0011	$0.07

Short Term Convertible Notes Warrants

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent issuances, the Warrants are not indexed to our common stock, and the Company has determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of approximately $153,000 at the date of issuance. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At March 31, 2019, the warrant liability was re-measured at fair value that was determined to be approximately $148,000. During the nine months ended March 31, 2019 and 2018, the Company recorded a loss on warrant re-valuation of approximately $6,000 and $600, respectively.

The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

Crown Bridge Partners (Original Note)	March 31, 2019	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	265.0%	215.0%
Risk-free interest rate	2.22%	2.74%
Stock price	$0.0037	$0.14
Exercise price	$0.05	$0.20

Crown Bridge Partners (Tranche #2)	March 31, 2019

Expected dividend yield	0.00%
Expected stock-price volatility	260.0%
Risk-free interest rate	2.22%
Stock price	$0.0037
Exercise price	$0.05

Auctus Fund #1	March 31, 2019	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	265.0%	215.0%
Risk-free interest rate	2.22%	2.74%
Stock price	$0.0037	$0.14
Exercise price	$0.05	$0.20

Auctus Fund #2	March 31, 2019	March 15, 2019

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	255.0%	255.0%
Risk-free interest rate	2.23%	2.40%
Stock price	$0.0037	$0.0063
Exercise price	$0.05	$0.05

EMA Financial	March 31, 2019	June 30, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	265.0%	215.0%
Risk-free interest rate	2.22%	2.73%
Stock price	$0.0037	$0.14
Exercise price	$0.05	$0.20

Debt Discount

The Company issued the notes with warrants that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: original issue discount of approximately $32,000, approximately $96,000 to the warrants granted, and approximately $330,000 to the embedded derivative, resulting in a debt discount to such notes of approximately $285,000 with the remaining amount of approximately $173,000 expensed at inception of the note. The debt discount is amortized to interest expense over the term of the note.

The Company recorded debt discount amortization of approximately $219,000 and $24,000 to interest expense for the nine months ended March 31, 2019 and 2018, respectively and approximately $64,000 and $24,000 to interest expense for the three months ended March 31, 2019 and 2018, respectively. The accretion of debt discount expense has been fully amortized as of March 31, 2019.

The Company issued the new note (Auctus #2) with warrants that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: original issue discount of approximately $7,750, approximately $36,000 to the warrants granted, and approximately $65,000 to the embedded derivative, resulting in a debt discount to such notes of approximately $55,000 with the remaining amount of approximately $53,400 expensed at inception of the note. The debt discount is accreted to interest expense over the term of the note.

In connection with the new note (Auctus #2) the Company recorded debt discount accretion of approximately $2,500 and $0 to interest expense for the nine months and three months ended March 31, 2019 and 2018, respectively. The accretion of debt discount expense to be recognized in future years is approximately $52,000.

The Company issued the 2nd tranche to Crown Bridge Partners with warrants that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: original issue discount of approximately $4,750, approximately $21,000 to the warrants granted, and approximately $40,000 to the embedded derivative, resulting in a debt discount to such notes of approximately $32,500 with the remaining amount of approximately $33,000 expensed at inception of the note. The debt discount is accreted to interest expense over the term of the note.

In connection with the 2nd tranche to Crown Bridge Partners the Company recorded debt discount accretion of approximately $2,000 and $0 to interest expense for the nine months and three months ended March 31, 2019 and 2018, respectively. The accretion of debt discount expense to be recognized in future years is approximately $30,000.

Changes in the derivative and warrant liabilities were as follows:

Derivative liabilities:
June 30, 2018	$285,000
March 1 - 15, 2019	105,000
Increase (decrease) in fair value (net of extinguishments)	80,000
March 31, 2019	$470,000

Warrant liabilities:
June 30, 2018	$85,058
March 1 - 15, 2019	56,474
Increase (decrease) in fair value	6,346
March 31, 2019	$147,878

Convertible Notes to Stockholders

	Convertible Notes Payable
	March 31, 2019	June 30, 2018
Convertible notes payable (A)	$116,000	$116,000
Convertible note payable (B)	260,000	260,000
Convertible notes payable (C)	2,937,113	2,560,112
Subtotal	3,313,113	2,936,112
Debt discount	(42,370)	(5,381)
Net total	$3,270,743	$2,930,731

Convertible Notes Payable (A)

Between September 2013 and December 2017, the Company entered into various unsecured convertible promissory notes with non-affiliate stockholders for principal amounts of approximately $7,500 to $30,000, totaling approximately $157,000, offset by the conversion of convertible notes payable to shares of the Company’s common stock of approximately $26,000 and the repayment of one note totaling $15,000, netting a balance of approximately $116,000. Under the terms of these notes, maturity dates range from June 2015 and July 2019, interest rates range from 7.5% to 8.0% per annum, and are convertible into shares of the Company’s common stock at rates that range from $0.20 and $5.00 per share, but only if such conversion would not cause the noteholders to own more than 9.9% of the Company’s outstanding common stock and contains piggyback registration rights. In addition, the Company granted to certain noteholders a cashless option to purchase one (1) share of the Company’s common stock, $.001 par value, at the exercise price of $0.50 to $1.25 per share, for each share the noteholders are entitled pursuant to the promissory notes. The options are fully vested and shall expire from one to three years from date of execution. For the period ended March 31, 2019, the Company is in default approximately $100,000 on various notes. As a result, these notes are included in the current portion of convertible notes payable, and the Company is in discussions with the noteholders to restructure the terms of the notes.

The Company determined that some of the notes had a beneficial conversion feature of approximately $38,000.

The Company recognized an amortization of debt discount expense of approximately $3,100 and $5,000 for the nine-month periods ended March 31, 2019 and 2018, respectively and approximately $800 and $1,700 for the three-month periods ended March 31, 2019 and 2018, respectively.  The accretion of debt discount expense to be recognized in future years is approximately $2,200.

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

The Company recognized an accretion of debt discount expense of approximately $47,000 and $0 for the nine-month periods ended March 31, 2019 and 2018, respectively and approximately $38,000 and $0 for the three-month periods ended March 31, 2019 and 2018, respectively. The accretion of debt discount expense to be recognized in future years is approximately $40,000.

The Company recognized interest expense on all notes payable to stockholders of approximately $248,000 and $299,000 for the nine-month periods ended March 31, 2019 and 2018, respectively and approximately $144,000 and $217,000 for the three-month periods ended March 31, 2019 and 2018, respectively. Accrued interest on all notes payable to stockholders at March 31, 2019 and 2018 totaled approximately $272,500 and $382,000, respectively, and is included in accounts payable.

As of March 31, 2019, future maturities of all note payables are as follows:

2019	1,255,213
2020	2,953,113
Total outstanding notes	4,208,326
Debt Discount	(125,159)
Net Notes Payable	$4,083,167

NOTE 7 – STOCK TRANSACTIONS

During the nine months ended March 31, 2019, Crown elected to convert approximately $46,000, consisting of approximately $36,000 of principal and approximately $10,000 of fees, into approximately 32,520,000 shares of the Company’s common stock.

During the nine months ended March 31, 2019, Auctus elected to convert approximately $28,000, consisting of approximately $5,100 of principal, approximately $16,900 of interest, and approximately $6,000 of fees, into approximately 13,480,000 shares of the Company’s common stock.

During the nine months ended March 31, 2019, EMA elected to convert approximately $55,700, consisting of approximately $43,000 of principal and approximately $12,700 of fees, into approximately 25,000,000 shares of the Company’s common stock.

NOTE 8 – OPTIONS AND WARRANTS

Options

For the nine-month period ended March 31, 2019, the Company had 910,000 options outstanding at a weighted average exercise price of $1.45 and a weighted average contractual life of 6.26 years, with 826,000 options exercisable at a weighted average exercise price of $1.52 and a weighted average contractual life of 5.88 years and an intrinsic value of $0. For the nine-month period ended March 31, 2019 and 2018, the Company recognized an expense of approximately $74,000 and $48,000, respectively, and for the three-month period ended March 31, 2019 and 2018, the Company recognized an expense of approximately $22,500 and $16,000, respectively, which was recorded as compensation expense.  The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $47,000.

Warrants

For the nine-month period ended March 31, 2019, the Company had approximately 7,400,000 warrants outstanding at an average exercise price of $0.37.  For the nine-month period ended March 31, 2019 and 2018, the Company recognized an amortization of debt discount related to warrants expense of approximately $2,400 and $3,900, respectively, and for the three-month period ended March 31, 2019 and 2018, the Company recognized an amortization of debt discount related to warrants expense of approximately $600 and $1,300, respectively.  The approximate expense expected to be recognized in future years is $2,200.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreements

Eric Clemons

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreement. Terms of the addendum include included the following:

•	Extension of employment until December 31, 2017. The Company has entered into a new employment agreement with Mr. Clemons.

•	Annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000).

•	Option to acquire up to 100,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $112,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2019, 100,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $4,500 and $16,500 for the nine-month periods ended March 31, 2019 and 2018, respectively, and approximately $0 and $4,500 for the three-month periods ended March 31, 2019 and 2018, respectively. The selling, general and administrative expense has been fully amortized.

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

On September 29, 2016, the Company issued Mr. Clemons an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2019, 63,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $12,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and approximately $4,000 for the three-month periods ended March 31, 2019 and 2018, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $19,500.

On February 1, 2018, the Company entered into a new employment agreement with Eric Clemons, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of Two Hundred Fourteen Thousand Five Hundred Dollars ($214,500).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule, of which 160,000 shares of stock were issued on February 1, 2018. The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of March 31, 2019, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $22,000 and $34,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and selling, general and administrative expense of approximately $7,300 and $34,000 for the three-month periods ended March 31, 2019 and 2018, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $81,000.

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

Wesley Tate

On October 1, 2014, the Company entered into an addendum to the employment agreement. The addendum had no accounting impact on the prior agreements. Terms of the agreement included the following:

•	Extension of employment until June 15, 2017. The Company has entered into a new employment agreement with Mr. Tate.

•	Annual salary of One Hundred Fifty-Six Thousand Dollars ($156,000).

•	Option to acquire up to 50,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $1.20 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $56,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 262%; risk-free interest rate of 1.69%; expected term of 5 years; and 0% dividend yield. As of March 31, 2019, 50,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $2,200 and $8,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and approximately $0 and $2700 for the three-month periods ended March 31, 2019 and 2018, respectively. The selling, general and administrative expense has been fully amortized.

On September 29, 2016, the Company issued Mr. Tate an option to acquire up to 105,000 shares of the Company’s common stock under the Company’s 2014 Omnibus Stock Grant and Option Plan at an exercise price of $0.75 per share subject to a vesting schedule. Fair Market Value of these options totaled approximately $78,000 and is recognized ratably over the vesting period in selling, general and administrative expense. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 206%; risk-free interest rate of 1.13%; expected term of 6 years; and 0% dividend yield. As of March 31, 2019, 63,000 options to purchase the Company’s common stock have vested. The Company recognized selling, general and administrative expense of approximately $12,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and approximately $4,000 for the three-month periods ended March 31, 2019 and 2018, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $19,500.

On February 1, 2018, the Company entered into a new employment agreement with Wesley Tate, an officer of the company. The new contract had no accounting impact on the prior agreements. Terms of the agreement include the following:

•	Term of contract thirty-six months.

•	Annual salary of One Hundred Eighty-Seven Thousand Two Hundred Dollars ($187,200).

•	Stock grant of 800,000 of the Company’s common restricted shares for services provided to the Company. Stock grant is subject to a vesting schedule of which 160,000 shares of stock were issued on February 1, 2018. The aggregate fair market value of these shares was approximately $144,000 as the fair market value of the stock was $0.18 per share. The Company used recent sales of stock to determine the fair market value of this transaction. As of March 31, 2019, 160,000 shares have been issued. The Company recognized selling, general and administrative expense of approximately $22,000 and $34,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and selling, general and administrative expense of approximately $7,300 and $34,000 for the three-month periods ended March 31, 2019 and 2018, respectively. The compensation expected to be recognized in selling, general and administrative expense in future years is approximately $81,000.

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

The total number of potential additional dilutive options and warrants outstanding was approximately 7.4 million and 4.0 million for the nine-month periods ended March 31, 2019 and 2018, respectively. In addition, the convertible notes convert at an exercise price of between $0.10 and $5.00 per share of common stock representing approximately 30 million shares. The options, warrants and shares underlying the convertible note were considered for the dilutive calculation but in periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months ended March 31,		For the Three Months ended March 31,
	2019	2018	2019	2018

Net loss attributable to the common stockholders	$(1,298,646)	(4,499,065)	$(390,209)	$(654,602)

Basic weighted average outstanding shares of common stock	34,161,037	8,365,059	51,280,025	8,755,125
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	34,161,037	8,365,059	51,280,025	8,755,125

Earnings (loss) per share:
Basic and diluted	$(0.04)	(0.54)	$(0.03)	$(0.07)

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2019, Crown elected to convert $4,863, consisting of $4,363 of principal and $500 of fees, into 3,970,000 shares of the Company’s Common Stock at an exercise price of $0.001225 pursuant to the Crown Note.

On April 23, 2019, Crown elected to convert $5,775, consisting of $5,275 of principal and $500 of fees, into 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.001155 pursuant to the Crown Note.

On April 30, 2019, Crown elected to convert $5,058, consisting of $4,558 of principal and $500 of fees, into 5,780,000 shares of the Company’s Common Stock at an exercise price of $0.00875 pursuant to the Crown Note.

On April 2, 2019, Crown elected to convert $3,927, consisting of $3,427 of principal and $500 of fees, into 6,600,000 shares of the Company’s Common Stock at an exercise price of $0.000595 pursuant to the Crown Note.

On April 2, 2019, EMA elected to convert $11,060, consisting of $10,310 of principal and $750 of fees, into 7,900,000 shares of the Company’s Common Stock at an exercise price of $0.0014 pursuant to the EMA Note.

On April 10, 2019, EMA elected to convert $12,600, consisting of $11,850 of principal and $750 of fees, into 9,000,000 shares of the Company’s Common Stock at an exercise price of $0.0014 pursuant to the EMA Note.

On April 25, 2019, EMA elected to convert $11,880, consisting of $11,130 of principal and $750 of fees, into 9,900,000 shares of the Company’s Common Stock at an exercise price of $0.0012 pursuant to the EMA Note.

On May 10, 2019, EMA elected to convert $12,000, consisting of $7,410 of principal, $3,840 of additional principal, and $750 of fees, into 12,000,000 shares of the Company’s Common Stock at an exercise price of $0.001 pursuant to the EMA Note.

On April 17, 2019 the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold $27,500.00 in the principal amount of a Convertible Promissory for a purchase price of $25,000. On April 23, 2018, the Company received $25,000.00 in net proceeds from the sale of this note. This note and the shares of common stock of the Company issuable upon conversion of this note are collectively referred to herein as the “Securities.” This note will mature on April 17, 2020, less any amounts redeemed prior to the Maturity Date. This note bears interest at a rate of 10% per annum, subject to increase to the lesser of 18% per annum or the maximum rate permitted under applicable law upon the occurrence of an Event of Default. This note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to $0.01. Upon an Event of Default, this note is convertible at 60% of the lowest traded price of the Company’s common stock during the twenty (20) trading days immediately prior to the Conversion Date, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. The Company may prepay in cash any portion of the principal amount of this note and any accrued and unpaid interest in an amount equal to a range between 125% to 135% of the sum of the then outstanding principal amount of this note and interest.

The Majority Stockholders, on April 4, 2019, authorized the increase of the Company’s shares of authorized Common Stock from 249,000,000 to 1,250,000,000.

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

On March 29, 2019, we filed a Certificate of Designation with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.001 par value per share.

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036) shares of common stock.

Fifty-one (51) shares of Series A Preferred Stock were authorized and 26 shares of Series A Preferred Stock were issued to Eric Clemons, the Chief Executive Officer of the Company, and 25 shares of Series A Preferred Stock were issued to Wes Tate, the Chief Financial Officer of the Company.  The Company evaluated the Series A Preferred Stock and concluded the fair value of the 51 Preferred A Stock was $15,000.  The Company recognized selling, general and administrative expense of approximately $15,000 for the three and nine-month periods ended March 31, 2019.

The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings. All shares of the Series A Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company hereafter created, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

The Patent License agreement provides for a royalty payment of six (6) percent of the value of the net sales, as defined, generated from the sale of licensed products. The agreement also provides for yearly minimum royalty payments of $50,000 for the fourth (June 2014), fifth (June 2015), and sixth (June 2016) anniversary of the date of the agreement, and a yearly minimum royalty payment of $100,000 for each year thereafter during the term of the agreement. We have recognized costs associated with the patent rights for $425,000 in accounts payable at March 31, 2019 and are currently in arrears and in discussions to renegotiate the terms of the agreement. The term of the agreement shall continue until the patent in the intellectual property expires, unless terminated sooner under the provisions of the agreement, as defined.

Legal fees pertaining to the patent are recorded as general and administrative expenses when they are incurred. Legal fees charged to operations were approximately $6,300 and $4,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and approximately $2,500 and $2,400 for the three-month periods ended March 31, 2019 and 2018, respectively.

We recognized a patent royalty expense of approximately $75,000 for the nine-month period ended March 31, 2019 compared to $75,000 for the nine-month period ended March 31, 2018 and approximately $25,000 for the three-month period ended March 31, 2019 compared to $25,000 for the three-month period ended March 31, 2018.  The accrued payable of $425,000 pertaining to the patent royalty expense at March 31, 2019 is included in related party payables.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

For the three-month periods ended March 31, 2019 and 2018, we did not generate any revenues.

Operating Expenses

Operating expenses decreased by approximately $183,000, or 43.47%, to approximately $238,000 in the three-month period ended March 31, 2019 from approximately $422,000 in the three-month period ended March 31, 2018 primarily due to the following: decrease in marketing cost; decrease in research and development costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expenses as we have fully amortized some of the expenses associated with these costs; and decrease in travel and entertainment; offset by increase in employee expense; and increase in professional fees.

Operating expenses for the three-month period ended March 31, 2019 were comprised of (amounts approximate) patent royalty expense of $25,000, consulting services costs primarily paid through the issuance of our common stock of $15,000, compensation expense of $37,000, employee expense of $108,000; professional fees of $43,000, travel and entertainment costs of $7,000, and other operating expenses of $3,000.

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

Other Income (Expenses)

Other expense decreased by approximately $81,000, or 34.82%, to approximately $152,000 in the three-month period ended March 31, 2019 from approximately $233,000 in the three-month period ended March 31, 2018 primarily due to a decrease in loan interest expense due to the reclassification of accrued interest; change of fair value of warrant liability; change of fair value of derivative liabilities; and a decrease in default expense; offset by increase of amortized cost expense; and increase in financing fee.

Net Loss Before Income Taxes

Net loss before income taxes for the three-month period ended March 31, 2019 totaled approximately $390,000 compared to $655,000 for the three-month period ended March 31, 2018.  The decrease in net loss before income taxes was primarily due to the following: a decrease in loan interest expense due to the reclassification of accrued interest;  a decrease in default expense; change of fair value of derivative liabilities; change of fair value of warrant liability; decrease in marketing cost; decrease in research and development costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expenses as we have fully amortized some of the expenses associated with these costs; and decrease in travel and entertainment; offset by an increase of amortized cost expense; increase in financing fee; increase in employee expense; and increase in professional fees.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Revenue

For the nine-month periods ended March 31, 2019 and 2018, we did not generate any revenues.

Operating Expenses

Operating expenses decreased by approximately $355,000, or 32.90%, to approximately $724,000 in the nine-month period ended March 31, 2019 from approximately $1,080,000 in the nine-month period ended March 31, 2018 primarily due to the following: decrease in marketing cost; decrease in research and development costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expenses as we have fully amortized some of the expenses associated with these costs; and decrease in travel and entertainment; offset by increase in employee expense; and increase in professional fees.

Operating expenses for the nine-months ended March 31, 2019 were comprised of (amounts approximate) marketing costs of $1,000, research and development costs of $32,000, patent royalty expense of $75,000, consulting services costs primarily paid through the issuance of our common stock of $51,000, compensation expense of $90,000, employee expense of $324,000; professional fees of $114,000, travel and entertainment costs of $27,000, and other operating expenses of $10,000.

Operating expenses for the nine-months ended March 31, 2018 were primarily comprised of (amounts approximate) marketing costs of $9,000, research and development costs of $205,000, patent royalty expense of $75,000, consulting services costs primarily paid through the issuance of our common stock of $249,000, compensation expense of $115,000, employee expenses of $293,000, professional fees of $84,000, travel and entertainment costs of $37,000, and other operating expenses of $12,000.

Other Income (Expenses)

Other expense decreased by approximately $2,800,000, or 83.20%, to approximately $575,000 in the nine-month period ended March 31, 2019 from approximately $3,420,000 in the nine-month period ended March 31, 2018 primarily due to a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss;  a decrease in loan interest expense due to the reclassification of accrued interest;  and a decrease in default expense; offset by increase of amortized cost expense; increase in financing fee; change of fair value of derivative liabilities; and change of fair value of warrant liability.

Net Loss Before Income Taxes

Net loss before income taxes for the nine-month period ended March 31, 2019 totaled approximately $1,300,000 compared to $4,500,000 for the nine-month period ended March 31, 2018. The decrease in net loss before income taxes was primarily due to the following: a significant decrease in loss from extinguishment of debt due to the embedded conversion feature meeting the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible promissory note payable is considered an extinguishment that would require the recognition of a loss; a decrease in loan interest expense due to the reclassification of accrued interest; a decrease in default expense; decrease in marketing cost; decrease in research and development costs; decrease in consultant costs, including costs related to fair value of stock and warrants issued for services and amortization of compensation costs related to stock options as we have fully amortized some of the expenses associated with these costs; decrease in compensation expenses as we have fully amortized some of the expenses associated with these costs; and decrease in travel and entertainment; offset by increase of amortized cost expense; increase in financing fee; change of fair value of derivative liabilities; change of fair value of warrant liability; increase in employee expense; and increase in professional fees.

Assets and Liabilities

Assets were approximately $21,500 as of March 31, 2019.  Assets consisted (amounts approximate) of cash of $19,000 and prepaid expense of $2,500.  Liabilities were approximately $6,690,000 as of March 31, 2019.  Liabilities consisted of (amounts approximate) accounts payable of $1,040,000, related party payables of $426,000, accrued payroll of $332,000, payroll taxes payable of $139,000, short term related party notes payable of $591,000, current portion of convertible notes of $3,270,000, net of debt discount, short term convertible notes payable of $221,000, net of debt discount, stock payable of $7,500, derivative liabilities of $515,000, and warrant liabilities of $148,000

Stockholders’ Deficit

Stockholders’ deficit was approximately $6,670,000 as of March 31, 2019.  Stockholder’s deficit consisted primarily of deficit accumulated of approximately $33,800,000 at March 31, 2019, offset by (amounts approximate)  shares issued to founders and recorded as compensation in the amount of $13,900, shares issued for fundraising totaling $1,781,000, net of issuance costs, preferred shares issued to executive employees totaling $15,000, beneficial conversion feature associated with convertible notes of $18,360,000, shares issued in conversion of liabilities of $888,000, shares associated with warrants, options and issuances for services of $6,000,000 and shares issued for patent rights totaling $6,600.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of approximately $46,000 in the nine-month period ended March 31, 2019 resulting from cash used in operating activities of approximately $336,000, offset partially by cash provided by financing activities of approximately $290,000.

The following is a summary of our cash flows provided by (used in) operating and financing activities during the periods indicated:

	Nine Months Ended March 31,
	2019	2018

Cash at beginning of period	$64,583	$11,345
Net cash used in operating activities	(335,561)	(684,531)
Net cash provided by financing activities	290,000	703,250
Cash at end of period	$19,022	$30,064

Cash Flows from Operating Activities – For the nine-month period ended March 31, 2019, net cash used in operations was approximately $336,000 compared to net cash used in operations of approximately $685,000 for the nine-month period ended March 31, 2018.  Net cash used in operations for the nine-month period ended March 31, 2019 was primarily due to (amounts approximate) a net loss of $1,300,000, amortization of debt discount of $219,000, initial fair value of derivative liabilities included as interest expense of $86,000, change in derivative liabilities of $38,000, change in warrant liabilities of $6,000, stock-based compensation of $89,000, amortization of prepaid consulting compensation of $9,000, and the changes in operating assets and liabilities of approximately $500,000.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine-month period ended March 31, 2019 was approximately $290,000, compared to net cash provided of approximately $703,000 in the same period in 2018.  The cash provided by financing activities for the nine-month period ended March 31, 2019 was due to proceeds from short term convertible notes to stockholders of approximately $75,000, proceeds from short term convertible notes of $87,500, and proceeds from short term notes to stockholders of $127,500.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  We had an accumulated deficit of approximately $33,800,000 and $32,450,000 at March 31, 2019 and June 30, 2018, respectively, and had a net loss of approximately $1,300,000 and $4,500,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, and net cash used in operating activities of approximately $336,000 and $685,000 for the nine-month periods ended March 31, 2019 and 2018, respectively, with no revenue earned since inception, limited cash of approximately $19,000 and $65,000 at March 31, 2019 and June 30, 2018, respectively, and a lack of operational history.  These matters raise substantial doubt about our ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (“COSO”). Management believes that, as of March 31, 2019, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

During the three months ended March 31, 2019, Crown elected to convert approximately $29,500, consisting of approximately $22,500 of principal and approximately $7,000 of fees, into approximately 29,000,000 shares of our common stock.  The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

During the three months ended March 31, 2019, Auctus elected to convert approximately $13,600, consisting of approximately $3,500 of principal, approximately $7,600 of interest, and approximately $2,500 of fees, into approximately 10,300,000 shares of the Company’s common stock.  The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

During the nine months ended March 31, 2019, EMA elected to convert approximately $25,000, consisting of approximately $20,000 of principal and approximately $5,000 of fees, into approximately 19,000,000 shares of the Company’s common stock.  The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the convertible promissory note signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

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

None.

ITEM 4. MINING SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item 4.

ITEM 5. OTHER INFORMATION

There have been no events which are required to be reported under this Item 5.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Filed or Furnished Exhibit	Filing Date	Herewith
3.1	Series A Certificate of Designation dated March 29, 2019	8-K	3.1	04/05/2019
4.1	Form of 12% Convertible Promissory Note issued March 15, 2019, to Auctus Fund, LLC	8-K	4.1	04/05/2019
4.2	Form of 12% Convertible Promissory Note issued February 14, 2018, to Crown Bridge Partners, LLC	8-K	4.2	03/13/2018
10.1	Form of Securities Purchase Agreement dated March 15, 2019, by and between Cerebain Biotech Corp. and Auctus Fund, LLC	8-K	10.1	04/05/2019
10.2	Form of Securities Purchase Agreement dated February 14, 2018, by and between Cerebain Biotech Corp. and Crown Bridge Partners, LLC	8-K	10.1	03/13/2018
10.3	Form of Common Stock Purchase Warrant dated March 1, 2019, issued to Auctus Fund LLC	8-K	10.3	04/05/2019
10.4	Form of Common Stock Purchase Warrant dated March 1, 2019, issued to Crown Bridge Partners, LLC	8-K	10.4	04/05/2019
10.5	Form of Amendment to the Convertible Promissory Note issued March 26, 2019, to Auctus Fund LLC	8-K	10.5	04/05/2019
10.6	Form of Amendment to the Convertible Promissory Note issued February 14, 2018, to Crown Bridge Partners, LLC	8-K	10.6	04/05/2019
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				☒
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				☒
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
101.INS	Interactive Data File (Form 10-Q for the nine-month period ended March 31, 2019 furnished in XBRL)
101.SCH	XBRL Taxonomy Extension Schema Document
10.1.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEREBAIN BIOTECH CORP.

Date: May 20, 2019	By:	/s/ Eric Clemons
Eric Clemons
President (Principal Executive Officer)

	By:	/s/ Wesley Tate
Wesley Tate
Chief Financial Officer (Principal Financial and Accounting Officer)

